Form 10QSB
period 2002-03-31
BEAR LAKE RECREATION INC
filed 2002-05-20
CIK 1074871

]


                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                         Commission File No. 0-49671


                             BEAR LAKE RECREATION, INC.
                 (Name of Small Business Issuer in its Charter)


               NEVADA                              87-0620495
   (State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
    incorporation or organization)


                                66 EXCHANGE PLACE
                            Salt Lake City, UT 84111
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 961-7333

                              None; Not Applicable
         (Former name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X  No              (2)  Yes  X   No
        ----    ----                 ----      ----

     (APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

None; not Applicable.

     (APPLICABLE  ONLY  TO  CORPORATE  ISSUERS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                   MAY 1, 2002
                               Common Voting Stock
                                   1,374,200


                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents  Incorporated by Reference" is contained in
Item 6 of this Report.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                           BEAR LAKE RECREATION, INC.
                         (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)



                                                                                                March 31,   June 30,
                                                                                                   2002       2001
                                                                                                 -------    -------
                                   ASSETS
Current Assets
Cash ......................................................................................... $     569   $     55
Inventory ....................................................................................     5,941     11,981
Loan to stockholder ..........................................................................      --        4,900
                                                                                                 -------    -------
Total Current Assets .........................................................................     6,510     16,936
                                                                                                 -------    -------

Total Assets ................................................................................. $   6,510   $ 16,936
                                                                                                 =======    =======


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short term loan .............................................................................. $   2,000   $   --
                                                                                                 -------    -------
Total Current Liabilities ....................................................................     2,000       --
                                                                                                 -------    -------

Stockholders' Equity
Common stock, $0.001 par value; 50,000,000
  shares authorized; 1,374,200 and 1,374,200 shares
  issued and outstanding, respectively .......................................................     1,374      1,374
Additional paid-in capital ...................................................................    79,704     79,704
Deficit accumulated during the development stage .............................................   (76,568)   (64,142)
                                                                                                 -------    -------
Total Stockholders' Equity ...................................................................     4,510     16,936
                                                                                                 -------    -------

Total Liabilities and Stockholders' Equity ................................................... $   6,510   $ 16,936
                                                                                                 =======    =======

     The accompanying notes are an integral part of these condensed financial statements.

                           BEAR LAKE RECREATION, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                    Cumulative
                                                                                                for the Period
                                                                                                   October 22,
                                                                                                          1998
                                                                                                      (Date of
                                                                                                     Inception
                                            For the Three Months         For the Nine Months           Through
                                               Ended March 31,              Ended March 31,          March 31,
                                            2002            2001         2002             2001            2002
                                       ------------    -----------    -----------    -----------  ------------

Sales ..........................       $       --      $      658    $       200   $        831   $     1,346

Cost of Sales ..................            5,941              --          6,040            213         6,611
                                        -----------    -----------    -----------    -----------   -----------

Gross Profit ...................           (5,941)            658         (5,840)           618        (5,265)
                                        -----------    -----------    -----------    -----------   -----------

Operating Expenses
General and administrative .....              508           9,954          6,586         30,826        58,870
Depreciation and amortization ..               --              --             --             --         3,367
                                        -----------    -----------    -----------    -----------   -----------

Total Operating Expenses .......              508           9,954          6,586         30,826        62,237
                                        -----------    -----------    -----------    -----------   -----------

Loss from Operations ...........           (6,449)         (9,296)       (12,426)       (30,208)      (67,502)

Nonoperating Expenses
Loss on sale of assets .........          --                   --             --         (9,066)       (9,066)

Net Nonoperating Expenses ......          --                   --             --         (9,066)       (9,066)
                                        -----------    -----------    -----------    -----------   -----------

Net Loss .......................      $    (6,449)  $      (9,296)  $    (12,426)  $    (39,274) $    (76,568)
                                        ===========    ===========    ===========    ===========   ===========

Basic and Diluted Loss Per Share      $     (0.00)  $       (0.01)  $      (0.01)  $      (0.03)
                                        ===========    ===========    ===========   ===========

Weighted Average Shares
Outstanding ....................         1,374,200       1,374,200      1,374,200     1,349,369
                                        ===========    ===========    ===========   ===========

 The accompanying notes are an integral part of these condensed financial statements.

                           BEAR LAKE RECREATION, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       Cumulative
                                                                                                   for the Period
                                                                                                 October 22, 1998
                                                               For the Nine Months                       (Date of
                                                                                                       Inception)
                                                                 Ended March 31,                          Through
                                                     ---------------------------------------
                                                                   2002                 2001       March 31, 2002
                                                     ------------------   ------------------  -------------------

Cash Flows From Operating Activities
  Net Loss                                              $      (12,426)   $     (39,274       $     (76,568)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Depreciation and amortization                                   -                -               3,367
     Loss on disposal of equipment                                   -            9,066               9,066
     Write off of related party receivable                           -            1,000               1,000
     Inventory valuation adjustment                              5,941                -               5,941
  Changes in current assets and liabilities:
     Inventory                                                      99          (12,531)            (11,882)
                                                     ------------------   ------------------  -------------------

        Net Cash Used by Operating
        Activities                                              (6,386)         (41,739)            (69,076)
                                                     ------------------   ------------------  -------------------

Cash Flows From Investing Activities
  Purchase of property and equipment                                -                 -             (12,433)
                                                     ------------------   ------------------  -------------------

        Net Cash Used by Investing
        Activities                                                  -                 -             (12,433)
                                                     ------------------   ------------------  -------------------

Cash Flows From Financing Activities
  Stock offering costs                                              -                 -              (6,072)
  Related-party receivable                                       4,900           (6,000)             (1,000)
  Proceeds from loans from stockholders                          2,000                -               2,000
  Proceeds from issuance of
   common stock                                                     -            41,150              87,150
                                                     ------------------   ------------------  -------------------

        Net Cash Provided by Financing
        Activities                                               6,900           35,150              82,078
                                                     ------------------   ------------------  -------------------

Net Increase (Decrease) in Cash                                    514           (6,589)                569

Cash at Beginning of Period                                         55            6,900                  -
                                                     ------------------   ------------------  -------------------

Cash at End of Period                                 $            569     $        311                 569
                                                     ==================   ==================  ===================

 The accompanying notes are an integral part of these condensed financial statements.

                       BEAR LAKE RECREATION, INC. COMPANY
                              (A Development Stage)
                          NOTES TO FINANCIAL STATEMENTS





NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     The Company was incorporated under the laws of the State of Nevada on October 22, 1998, to engage in any lawful purpose.

     The Company was seeking to rent out snowmobiles and all-terrain vehicles (ATV's). The Company had also planned on organizing snowmobile rental packages which would have included lodging at a Beach Resort at Bear Lake, Utah. The Company has abandoned the snowmobile and ATV plans.

     On June 27, 2000, the Company entered into a licenses agreement with Alcorp, a Utah limited liability company, to purchase rights to manufacture, use, market, and sell the Net Caddy, a backpack style bag used to transport fishing gear. The agreement calls for an initial $5,000 payment for royalties and a 75 percent of the earnings before interest, taxes, depreciation and amortization from the sale of the product. The $5,000 expense was paid on August 4, 2000. As of June 30, 2001 and 2000 and March 31, 2002, no additional royalty expense was recorded.

     Development Stage Enterprise - Since inception, the Company has spend most of its efforts in developing and marketing the snowmobile and ATV rental business. Currently, the Company is marketing the Net Caddy; however, it has not yet had sales sufficient to sustain operations and has relied upon financing from shareholders and occasional issuance of its common stock. Therefore, the Company is considered to be in the development stage.

     Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Interim Financial Statements - The accompanying condensed financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. The financial statements have been condensed and do not contain all of the significant accounting policies and disclosures required by generally accepted accounting principles. Accordingly, these condensed financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-SB dated June 30, 2001. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the operating results which will occur for the entire year ended June 30, 2002

     Business Condition - The Company's financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company will be expanding its marketing efforts in association with the manufacturing, marketing and selling of the Net Caddy. In the interim, management is committed to covering all operating and other costs until sufficient revenues are generated.

NOTE 2 - RELATED PARTY TRANSACTIONS

     During the year ended June 30, 2000, the Company advanced its president funds. At June 30, 2000, balance showing was $1,000. During the year ended June 30, 2001, the president left the Company and new management felt that the amount due would be uncollectible and accordingly wrote the balance off to bad debt expense.

     During the nine months ended March 31, 2002 and year ended June 30, 2001, the Company and the new president engaged in loans to one another. At March 31, 2002 and June 30, 2001, the net amount of these loans was $2,000 due to the President and $4,900 due to the Company, respectively. The amount is unsecured, non-interest bearing and due upon demand.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operations.

     The Company plans to continue providing fulfillment of web based sales, placed through the Company's website, until such time as accumulated inventory has been significantly reduced. Currently, all sales are derived from the internet. The Company's inventory of the NetCaddy is approximately 470 units, which are being stored by Mr. Alcorn at no expense to the Company. Once inventory has been reduced, the Company may consider other product lines that may have greater market appeal. Management believes that the NetCaddy remains a viable product but additional products may be easier for the Company to bring to market. No products are currently being considered. In addition, the Company hopes to expand its operations by acquiring, joint venturing or merging with other retail product providers, not necessarily within the same industry, in exchange for the issuance of shares of its common stock. The Company has not entered into any agreements in this regard, and there is no assurance that the Company will be successful in entering into a transaction with any such entity.

     During the next 12 months, management does not plan to spend any funds in advertising expenses. Other than maintaining the website, the only method of advertising being considered by management is to post the NetCaddy on an auction service such as E-bay or similar service. To date, no action has been taken to engage an auction type service. See the heading Liquidity of this caption.

     The foregoing contains forward-looking statements and information, all of which is modified by reference to the caption Risk Factors in the Company's Form 10SB, see the exhibit index.

Plan of Operation.

     The Company's plan of operation for the next 12 months is to continue to seek potential buyers to reduce the current levels of inventory along with considering new products and the possible acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has virtually no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such venture.

     Management does not believe that further inventory of the NetCaddy will be purchased unless sales volume is substantial increased. With the exception of fulfilling customer orders derived from the Company's website; over the next 12 months, the Company's only foreseeable cash requirements will relate to the payment of expenses associated with reviewing or investigating any potential product development or business venture, which may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. The Company has not actively begun to seek any such venture. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

Results of Operations.

     At inception, the Company issued 1,000,000 unregistered and restricted shares of its common stock to Steven Moulton in consideration of $1,000. On or about March 4, 1999, the Company conducted a public offering pursuant to Rule 504 of Regulation D, for the sale of 45,000 shares of its one mill ($0.001) par value common stock at a price of $1.00 per share for gross proceeds of $45,000 cash consideration for the issuance. The proceeds of this offering were exhausted in pursuit of the Company's initial operations of renting snowmobiles and all-terrain vehicles (ATV's). The Company had also planned on organizing snowmobile rental packages that would have included lodging at Ideal Beach Resort at Bear Lake, Utah. The Company abandoned the snowmobile and ATV plans.

     In July and August 2000, the Company completed an offering pursuant to Rule 506 of Regulation D, for the sale of 329,200 shares of its one mill ($0.001) par value common stock at a price of $0.125 per share for gross proceeds of $41,150 cash consideration for the issuance. The Company has utilized the funds for operations related to a licensing agreement, as entered into, on June 27, 2000, with ALCORP, an Oregon limited liability company, to purchase rights to manufacture, use, market, and sell the NetCaddy, a backpack style bag used to transport fishing gear. See the heading Distribution Methods of the Products or Services of the caption Description of Business.

     The Company incurred losses of ($6,449)for the three month period ended March 31, 2002 and ($12,426) for the nine months ended March 31, 2002. Sales for the same periods were 0 and $200, respectively.

Liquidity.

     As of March 31, 2001, the Company had cash on hand of $569. The Company's cash on hand will not be sufficient to conduct operations greater than the sustainment of the Company's website. Currently, the Company has no plans to raise additional capital other than through loans from management. The Company has had only limited operations and it can provide no assurance that it will be successful in this regard.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.
------------------------

None; not applicable.

Item 2.Changes in Securities.
-----------------------------

None; not applicable.

Item 3.Defaults Upon Senior Securities.
---------------------------------------

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report. For additional information see the Company's Form 10SB Registration Statement as filed with the Securities and Exchange Commission.

Item 5.Other Information.
-------------------------

None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.
----------------------------------------

(a)Exhibits.*

None; not applicable.

(b)Reports on Form 8-K.

None; not applicable.

(c) Documents Incorporated by Reference

     Form 10SB Registration Statement as filed with the Securities and Exchange Commission.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These documents have been previously filed with the Securities and Exchange Commission and are incorporated herein by this reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                      BEAR LAKE RECREATION, INC.



Date: 5/20/02         /S/ FRANK GILLEN
                      Frank Gillen
                      President and Director