Form 10KSB
period 2002-06-30
BEAR LAKE RECREATION INC
filed 2004-11-12
CIK 1074871

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended June 30, 2002
                               -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission File No. 000-49671


                        Bear Lake Recreation, Inc.
                        --------------------------
                (Name of Small Business Issuer in its Charter)


          Nevada                                     87-0620495
          ------                                     ----------
(State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

                           4685 S. Highland Drive #202
                            Salt Lake City, Utah 84117
                            --------------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (801) 278-9424

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:

                        Common stock, $0.001 par value
                        ------------------------------

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes      No  X         (2)   Yes  X    No
              ---      ---                  ---      ---

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: June 30, 2002;
$200.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     November 2, 2004 - $474.20. There are approximately 474,200 shares of common voting stock of the Registrant held by non-affiliates. During the past year, there has been no market for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     None; not applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes     No
                                                       ---    ---

     None; not applicable.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     November 2, 2004; 2,874,200.

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

   Transitional Small Business Issuer Format   Yes  X    No
                                                   ---      ---
                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Corporate Developments.
     -----------------------

     Bear Lake Recreation, Inc. (the "Company") was organized under the laws of the State of Nevada on October 22, 1998. The Company was formed to engage in any lawful business.

     The Company's initial authorized capital consisted of 50,000,000 shares of $0.001 par value common voting stock. A total of 1,000,000 shares were issued at inception at a price of $0.001 per share.

     We authorized the issuance of 1,500,000 shares of our common stock to our officers and directors for services on September 28, 2004, which is subsequent to the date of this Report. There are currently 2,874,200 shares issued and outstanding.

     A copy of the Company's Articles of Incorporation were attached as an exhibit to our Registration Statement on Form 10-SB, which was filed with the Securities and Exchange Commission on March 8, 2002. See Part III, Item 13 of this Report.

General History
---------------

     The Company's initial operations consisted of renting snowmobiles and all-terrain vehicles (ATV's). The Company had also planned on organizing snowmobile rental packages which would have included lodging at Ideal Beach Resort at Bear Lake, Utah. The Company has abandoned the snowmobile, ATV lodging plans.

    On June 27, 2000, the Company entered into a licensing agreement with AlCORP, an Oregon limited liability company, to purchase the right to manufacture, use, market, and sell the "NetCaddy", a backpack style bag used to transport fishing gear. The Company has also abandoned the "Net Caddy" operations.

     Our Company has had no material business operations since 2002. Our Company may begin the search for the acquisition of assets, property or business that may benefit our Company and its stockholders once the Board of Directors sets guidelines of industries in which our Company may have an interest.

     Our Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries of interest to our Company.

Public Offerings
----------------

     On October 25, 1998, the Board of Directors authorized a stock issuance totaling 1,000,000 shares to Steven D. Moulton, formerly an officer of the Company, for cash consideration of $1,000.

     Pursuant to a Confidential Offering Memorandum dated November 15, 1998 to March 4, 1999, the Company conducted a public offering pursuant to Rule 504 of Regulation D of the Securities and Exchange Commission, for the sale of 45,000 shares of its one mill ($0.001) par value common stock at a price of $1.00 per share for gross proceeds of $45,000 cash. These securities were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "1933 Act"), under Section 3(b) thereof and Rule 504 promulgated by the Securities and Exchange Commission as a part of Regulation D. The proceeds of this offering were exhausted in pursuit of the Company's initial operations of renting snowmobiles and all-terrain vehicles (ATV's). The Company had also planned on organizing snowmobile rental packages that would have included lodging at Ideal Beach Resort at Bear Lake, Utah. The Company abandoned the snowmobile, ATV and lodging plans.

     In July and August 2000, the Company completed an offering pursuant to Rule 506 of Regulation D, for the sale of 329,200 shares of its one mill ($0.001) par value common stock at a price of $0.125 per share for gross proceeds of $41,150 cash consideration for the issuance. The Company utilized the funds for operations related to a licensing agreement, as entered into on June 27, 2000, with ALCORP, an Oregon limited liability company, to purchase rights to manufacture, use, market, and sell the NetCaddy, a backpack style bag used to transport fishing gear. The Company has also abandoned the NetCaddy plans.

Changes in Control
------------------

     On or about October 28, 1999, Frank Gillen purchased 700,000 shares of the Company's common stock from Steve Moulton. In conjunction with the sale, Mr. Moulton resigned and appointed Mr. Gillen as a Director and President. Mr. Gillen resigned as President of our Company in August of 2003 and new officers and directors were appointed.

     On September 28, 2004, which is subsequent to the date of this report, we authorized the issuance of 1,500,000 shares of our common stock to our officers and directors as payment for their services to our Company (or approximately 52.2% of the issued and outstanding shares). Other than the aforementioned, there have been no changes in control. There are no present arrangements or pledges of our securities that may result in a change in control of Bear Lake Recreation. See the caption "Management's Discussion and Analysis".

Effect of Existing or Probable Governmental Regulations on
Business.
---------

          Sarbanes-Oxley Act.
          -------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley
Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

         * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

         * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

         * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

          Penny Stock.
          ------------

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          *     with a price of less than five dollars per share;

          *     that are not traded on a "recognized" national exchange;

          * whose prices are not quoted on the NASDAQ automated quotation system; or

          * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.

     This procedure requires the broker/dealer to:

          * get information about the investor's financial situation, investment experience and investment goals;

          * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors' financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

     Reporting Obligations.
     ----------------------

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

     We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

     Small Business Issuer.
     ----------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. We are deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
---------------------------------

     Our Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of Jenson Services, which are provided at no cost to the Company. See
Part I, Item 1.

Item 3.  Legal Proceedings.
---------------------------

     Our Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against our Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to our Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to a vote of our Company's security holders during the fourth quarter of the period covered by this Annual Report or during the previous two calendar years.

                         PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
-----------------------------------------------

Market Information.
-------------------

     There has never been any established public market for shares of common stock of our Company. Our Company intends to submit for listing on the OTC Bulletin Board of the NASD during calendar year 2005. No assurance can be given that any market for our Company's common stock will develop or be maintained. For any market that develops for our Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Previous members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144. Present members of management have agreed not to publicly resell their shares without registration under the Securities Act or if there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these shares and that there is an available exemption from registration under the Securities Act for the resale of these securities.

     A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144.

Recent Sales of "Restricted Securities".
----------------------------------------

     We authorized the issuance of 1,500,000 shares, 500,000 shares each, to our Company's officers and directors for services on September 28, 2004, which is subsequent to the date of this Report.


NAME OF BENEFICIAL OWNER               NUMBER OF SHARES       CONSIDERATION
------------------------------------   ----------------     -----------------
Todd Albiston, SEC / TR                     500,000         Services at $.001
Wayne Bassham, PRES                         500,000         Services at $.001
Derrick Albiston, VP                        500,000         Services at $.001

Holders.
--------

     The number of record holders of our Company's common stock as of the fiscal year ended June 30, 2002 was approximately 62. As of November 2, 2004 there were approximately 65 stockholders.

Dividends.
----------

     There are no present material restrictions that limit the ability of our Company to pay dividends on common stock or that are likely to do so in the future. Our Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers.
-----------

     None; not applicable.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     Our Company has not engaged in any material operations during the year end June 30, 2002 or since 2002.

     Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which our Company may have an interest;
(ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     Our Company's only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

Item 7.  Financial Statements.
------------------------------

For the periods ended June 30, 2002 and 2001

     Report of Independent Registered Public Accounting Firm

     Balance Sheet, June 30, 2002

     Statements of Operations, for the years ended June 30, 2002 and 2001 and for the period from Inception [October 22, 1998] through June 30, 2002

     Statements of Stockholders' Equity (Deficit), for the years ended June 30, 2002 and 2001 and for the period from Inception [October 22, 1998] through June 30, 2002

     Statements of Cash Flows, for the years ended June 30, 2002 and 2001 and for the period from Inception [October 22, 1998] through June 30, 2002

     Notes to the Financial Statements

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]

                   FINANCIAL STATEMENTS

      FROM INCEPTION [OCTOBER 22, 1998] TO JUNE 30, 2002


              [WITH INDEPENDENT AUDITORS' REPORT]

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]


                        TABLE OF CONTENTS

                                                                      Page

Independent Auditors' Report                                            1

Balance Sheet -- June 30, 2002                                          2

Statements of Operations for the years ended June 30, 2002
and 2001 and for the period from Inception [October 22, 1998]
through June 30, 2002                                                   3

Statements of Stockholders' Equity/(Deficit) for the years
ended June 30, 2002 and 2001 and for the period from Inception
[October 22, 1998] through June 30, 2002                                4

Statements of Cash Flows for the years ended June 30, 2002 and
2001 and for the period from Inception [October 22, 1998]
through June 30, 2002                                                   5

Notes to Financial Statements                                       6 - 8

                   Independent Auditors' Report

The Board of Directors and Shareholders
Bear Lake Recreation, Inc. [a development stage company]:

We have audited the accompanying balance sheet of Bear Lake Recreation, Inc. [a development stage company] as of June 30, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Bear Lake Recreation, Inc. for the period from inception [October 22, 1998] through June 30, 2001. Such statements are included in the cumulative totals for the period from inception [October 22, 1998] through June 30, 2002 of the statements of operations, stockholders' deficit, and cash flows and reflects 68 percent of the related cumulative net loss. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2001 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Lake Recreation, Inc. [a development stage company] as of June 30, 2002, and the results of its operations and cash flows for the years ended June 30, 2002 and June 30, 2001 and for the period from inception [October 22, 1998] through June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Bear Lake Recreation, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage enterprise, has suffered losses from operations and has had negative cash flows from operating activities during the period from inception [October 22, 1998] through June 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


Mantyla McReynolds
Salt Lake City, Utah
March 19 , 2004

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                          Balance Sheet
                          June 30, 2002


ASSETS

Current Assets:
    Cash in bank                                    $         -
                                                    -----------
      Total Current Assets                                    -
                                                    -----------
           Total Assets                             $         -
                                                    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Bank overdraft                                    $        22
  Accounts payable-related party                            800
                                                    -----------
      Total Current Liabilities                             822
                                                    -----------
           Total Liabilities                                822

Stockholders' Deficit:
  Common Stock -- 50,000,000 shares authorized
   having a par value of $.001 per share;
   1,374,200 shares issued and outstanding - Note 3       1,374
  Additional Paid-in Capital                             79,704
  Deficit accumulated during the development stage      (81,900)
                                                    -----------
      Total Stockholders' Deficit                          (822)
                                                    -----------
           Total Liabilities and Stockholders'
           Deficit                                  $         -
                                                    ===========

          See accompanying notes to financial statements

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                     Statements of Operations
 For the years ended June 30, 2002 and 2001 and for the period from Inception [October 22, 1998] through June 30, 2002

                                                                October 22,
                                                               1998 through
                                        2002       2001        June 30, 2002

Sales                                 $     200   $   1,146     $     1,346
Cost of Sales                               136         571             707
                                      ---------   ---------     -----------
            Gross Profit                     64         575             639

General and administrative expenses      16,054      23,812          62,838
                                      ---------   ---------     -----------
            Net loss from operations    (15,990)    (23,237)        (62,189)

Other Income(Expense)
  Write off of inventory                (10,645)          -         (10,645)
  Loss on sale of assets                      -      (9,066)         (9,066)
                                      ---------   ---------     -----------
            Total Other Income(Expense) (10,645)     (9,066)        (19,711)

Net loss before taxes                   (26,635)    (32,303)        (81,900)
            Income taxes                      -           -               -
                                      ---------   ---------     -----------
Net Loss                              $ (26,635)  $ (32,303)    $   (81,900)
                                      =========   =========     ===========
Loss Per Share-Basic and Diluted          (0.02)      (0.02)          (0.06)
                                      =========   =========     ===========
Weighted Average Shares Outstanding-
Basic and Diluted                     1,374,200   1,355,577       1,317,069
                                      =========   =========     ===========



          See accompanying notes to financial statements

                   BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
          Statements of Stockholders' Equity(Deficit)
 For the years ended June 30, 2002 and 2001 and for the period from Inception [October 22, 1998] through June 30, 2002

                                       Additional                    Net
                     Common   Common   Paid-in    Accumulated   Stockholders'
                     Shares   Stock    Capital       Deficit  Equity/(Deficit)
Balance,
October 22, 1998             -   $     -  $        -  $         -  $       -

Shares issued for
cash in October
1998 at $.001 per
share                1,000,000     1,000           -            -      1,000

Shares issued for
cash in March 1999
at $1.00 per share      45,000        45      44,955            -     45,000

Stock offering costs         -         -      (6,072)           -     (6,072)

Net loss for the year
ended June 30, 1999          -         -           -      (16,134)   (16,134)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 1999        1,045,000     1,045      38,883      (16,134)    23,794

Net loss for the year
ended June 30, 2000          -         -           -       (6,828)    (6,828)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2000        1,045,000     1,045      38,883      (22,962)    16,966

Shares issued for
cash in July 2000
at $.125 per share     259,200       259      32,141            -     32,400

Shares issued for
cash in August 2000
at $.125 per share      70,000        70       8,680            -      8,750

Net loss for the year
ended June 30, 2001          -         -           -      (32,303)   (32,303)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2001        1,374,200     1,374      79,704      (55,265)    25,813

Net loss for the year
ended June 30, 2002          -         -           -      (26,635)   (26,635)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2002        1,374,200   $ 1,374  $   79,704  $   (81,900) $    (822)
                    ==========   =======  ==========  ===========  =========

          See accompanying notes to financial statements

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                     Statements of Cash Flows
For the years ended June 30, 2002 and 2001 and for the period from Inception [October 22, 1998] through June 30, 2002

                                                                  October 22,
                                                                 1998 through
                                               2002       2001   June 30, 2002
Cash Flows from Operating Activities
Net Loss                                  $ (26,635) $ (32,303)  $ (81,900)
Adjustments to reconcile net loss to
net cash used in operating activities:
    Depreciation and amortization                 -      1,432       4,799
    Loss on disposal of equipment                 -      9,066       9,066
    Write off of related party receivable         -      1,000       1,000
    Write off of Website development costs    8,877          -       8,877
    Write off of inventory                   10,645          -      10,645
Decreaes in accounts receivable                   -    (11,981)    (11,981)
Decrease (increase) in inventory              1,336     (4,900)     (3,564)
Increase in accounts payable-related party      800          -         800
Increase (decrease) in bank overdraft            22          -          22
                                          ---------  ---------   ---------
   Net Cash provided by (used in)
   Operating activities                      (4,955)   (37,686)    (62,236)

Cash Flows from Investing Activities
Purchase of property and equipment                -          -     (12,433)
Website development costs                         -    (10,309)    (10,309)
                                          ---------  ---------   ---------
  Net Cash used in Investing activities           -    (10,309)    (22,742)

Cash Flows from Financing Activities
Stock offering costs                              -          -      (6,072)
Related-party receivable                      4,900          -       3,900
Proceeds from the issuance of common stock        -     41,150      87,150
                                         ----------  ---------   ---------
   Net Cash provided by Financing
   activities                                 4,900     41,150      84,978

Net increase (decrease) in Cash                 (55)    (6,845)          -
Beginning Cash Balance                           55      6,900           -
                                         ----------  ---------   ---------
Ending Cash Balance                      $        -  $      55   $       -
                                         ==========  =========   =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest $        0          0           0
  Cash paid during the year for income
  taxes                                  $        0          0           0


          See accompanying notes to financial statements

                   BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                 Notes to Financial Statements
                         June 30, 2002


Note 1    Organization and Summary of Significant Accounting Policies

          (a) Organization

          Bear Lake Recreation, Inc. (the Company) was organized under the laws of the State of Nevada on October 22, 1998, to engage in any lawful purpose. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

          Through the year ended June 30, 2001 the Company was seeking to rent out snowmobiles and all-terrain vehicles (ATV's). In June of 2000, the Company also purchased the rights to manufacture, use, market, and sell the Net Caddy, a backpack style bag used to transport fishing gear. The Company has abandoned both the snowmobile and ATV's plans and the Net Caddy plans.

          Currently, managements plans include finding a well-capitalized merger candidate to recommence its operations.

          (b) Income Taxes

          The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Due to a loss from inception, the Company has no tax liability. At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

          (c) Net Loss Per Common Share

          The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement No. 128 revised the manner in which loss per share is calculated. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to common stock equivalents. There are no common stock equivalents outstanding as of June 30, 2002 or 2001 thus, basic and diluted loss per share calculations are the same.

          (d) Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending June 30, 2002 the Company did not have non-cash investing or financing activities.

                    BEAR LAKE RECREATION, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements
                          June 30, 2002

Note 1    Organization and Summary of Significant Accounting Policies-
          (continued)

          (e) Inventories

          Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out (FIFO) method. During the year ended December 31, 2002 the Company abandoned its plans to sell the Net Caddy and wrote off the remaining inventory of $10,645.

          (f) Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2    Going Concern

          The Company is a development stage enterprise, has suffered losses from operations and has had negative cash flows from operating activities during the period from inception [October 22, 1998] through June 30, 2002. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, managements plans include finding a well-capitalized merger candidate to recommence its operations.

Note 3    Common Stock

          On October 25, 1998, the Company issued 1,000,000 shares to an officer of the Company for cash considerations of $1,000 or $.001 per share.

          On March 4, 1999, the Company received $45,000 cash considerations for the issuance of 45,000 shares of common stock at a price of $1.00 per share.

          In July and August 2000, the Company issued 329,200 shares of its common stock for $41,150 or $.125 per share

                    BEAR LAKE RECREATION, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements
                          June 30, 2002

Note 4    Income Taxes

          Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire between 2019 and 2022. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset, thus, an offsetting allowance has been established for the deferred asset.

                                         NOL
             Description               Balance         Tax          Rate
          Net Operating loss          $ 81,900      $27,846         34%
          Valuation allowance                       (27,846)
                                                   --------
          Deferred tax asset 6/30/02               $      0
                                                   ========

          During the twelve months ended June 30, 2002 and 2001 the valuation allowance increased $9,056 and $10,983 respectively.

 Note 5   Related Party Transactions

          During the year ended June 30, 2002 the Company borrowed money from an investor. The loan is interest free, unsecured and payable on demand. The balance of the loan as of June 30 2002 is $800.

Note 6    Subsequent Events

          In August 2003, the Company's sole officer and director resigned from the Company, and in seriatim appointed a new officer and member of the board of directors.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     On March 5, 2004, our Board of Directors resolved to dismiss Hansen, Barnett & Maxwell, as our principal independent accountants and to retain Mantyla, McReynolds & Associates, Certified Public Accountants, of Salt Lake City, Utah, as our new principal independent accountants, and to audit our financial statements for the fiscal years ended June 30, 2002, 2003 and 2004.

     During the fiscal year ended 2001, and through the date of this Current Report, there were no disagreements between us and Hansen, Barnett & Maxwell whether resolved or not resolved, on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. With the exception of a "going concern" qualification, the reports of Hansen, Barnett & Maxwell did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the 2001 fiscal year, and through the date of this Current Report, Hansen, Barnett & Maxwell has not advised us that any of the following exists or is applicable:

     (1) That the internal controls necessary for us to develop reliable financial statements do not exist, or that information has come to their attention that has led them to no longer be able to rely on our management's representations or that has made them unwilling to be associated with the financial statements prepared by management;

     (2) That our company needs to expand significantly the scope of our audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause them to be unwilling to rely on management's representations or be associated with our financial statements for the foregoing reasons or any other reason; or

     (3) That they have advised us that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

     During our fiscal year ended 2001, and through the date of this Current Report, we have not consulted Mantyla McReynolds & Associates, regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements or any other financial presentation whatsoever. See our 8-K Current Report regarding this change in accountants dated March 5, 2004, and filed with the Securities and Exchange Commission on November 12, 2004. See Item 13, Part II.

Item 8(a).  Controls and Procedures.
            ------------------------

     As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b).  Other Information.
            ------------------

     None; not applicable.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company and the period or periods during which each such director or executive officer served in his or her respective positions.

                                           Date of           Date of
                     Positions            Election or       Termination
   Name                 Held             Designation       Resignation
   ----                 ----             -----------       -----------
Wayne Bassham       President               3/04                *
                    Director                3/04                *

Derrick Albiston    Vice President          3/04                *
                    Director                3/04                *

Todd Albiston       Director                3/04                *
                    Secretary/              3/04                *
                    Treasurer               3/04                *

Frank Gillen        President              10/99                8/03
                    Director               10/99                8/03

Thomas J. Howells   President               8/03                3/04
                    Director                8/03                3/04

          * These persons presently serve in the capacities indicated opposite their respective names.

Term of Office.
---------------

     The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in May of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience.
--------------------

     Wayne Bassham, our President is 46 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past fifteen years.

     Derrick Albiston, our Vice President and director is 25 years of age.
Mr.
Albiston has been employed by Staff Care, a physician placement company, in Salt Lake City, UT during the past year. Mr. Albiston has a Bachelors degree from the University of Utah where he studied and worked in small to large film productions. Mr. Albiston continues to work in graphic, video and film design for Mouse Design, a Utah company owned by Mr. Albiston.

     Todd Albiston, our Secretary/Treasurer is 46 years of age. Mr. Albiston has been employed as an account manager for Physician Sales and Service, Inc. for the past year. For the preceeding thirteen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company.

Family Relationships.
---------------------

     Todd Albiston is the father of Derrick Albiston; there are no other family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of our
Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

              (ii)  Engaging in any type of business practice; or

              (iii) Engaging in any activity in connection with the
                    purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     To our knowledge, since June 30, 2004, all filings required to be made by current members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the Securities and Exchange Commission.

Audit Committee or Audit Committee Financial Expert.
----------------------------------------------------

          The Company does not have an audit committee or an audit committee financial expert. The Company does not believe, based upon its limited operations, that the failure to have such a committee or expert is material to the financial statements of the Company.

Code of Ethics.
---------------

     We have adopted a Code of Ethics and have attached a copy as Exhibit 14 to our Form 10KSB Annual Report for the year ended June 30, 2004.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
Frank          6/30/02   0     0     0         0        0      0       0
Gillen         6/30/01   0     0     0         0        0      0       0
President      6/30/00   0     0     0         0        0      0       0
Director

Stock Option Plans.
-------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ending June 30, 2002, 2001 and 2000, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which our Company's directors are compensated for any services provided as director. No additional amounts are payable to our Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of our Company's directors was compensated during our Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from our Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with our Company or its subsidiaries, or any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of June 30, 2004, 2003 and 2002, and to the date hereof:

                                         Number and Percentage
                                      of Shares Beneficially Owned
                                         ----------------------------

Name and Address      6/30/02       6/30/03      6/30/04        Currently
----------------      -------       --------     --------      --------------
Wayne Bassham           -0-           -0-            -0-         500,000 17.4%

Derrick Albiston        -0-           -0-            -0-         500,000 17.4%

Todd Albiston           -0-           -0-            -0-         500,000 17.4%

Frank Gillen       700,000 51.0%  700,000 51.0%  700,000 51.0%   700,000 24.4%

Steven D. Moulton  250,000 18.2%  250,000 18.2%  250,000 18.2%   250,000  8.7%


TOTALS             950,000 18.2%  950,000 69.2%  950,000 69.2% 2,450,000 85.2%

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of June 30, 2004, 2003 and 2002, and to the date hereof:

                                             Number and Percentage
                                       of Shares Beneficially Owned
                                          ----------------------------
Name and Address        6/30/02       6/30/03      6/30/04        Currently
----------------        -------      --------     --------      --------------
Wayne Bassham            -0-          -0-            -0-         500,000 17.4%

Derrick Albiston         -0-          -0-            -0-         500,000 17.4%

Todd Albiston            -0-          -0-            -0-         500,000 17.4%

Frank Gillen       700,000 51.0%  700,000 51.0%  700,000 51.0%   700,000 24.4%

TOTALS             700,000 51.0%  700,000 51.0%  700,000 51.1% 1,500,000 52.2%

Changes in Control.
-------------------

     To the knowledge of management, there are no present arrangements or pledges of our Company's securities which may result in a change in control.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.
-------------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.
---------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.
----------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     8-K Current Report dated September 28, 2004, and filed with the Securities and Exchange Commission on September 29, 2004.

     8-K Current Report dated March 5, 2004, and filed with the Securities and Exchange Commission on November 12, 2004.

                                                  Exhibit
Exhibits*                                         Number
Number                                            ------
------
          (i)

3.1       Articles of Incorporation dated October 22, 1998*

3.2       By-Laws*

14        Code of Conduct**

31.1      Certification of Wayne Bassham

31.2      Certification of Todd Albitson

32        906 Certification

*Incorporated herein by reference as previously filed with the Securities and Exchange Commission as exhibits to our Form 10-SB.

**Incorporated herein by reference as filed with the Securities and Exchange Commission as an exhibit to our Form 10-KSB for the year ended June 30, 2004.
          (ii)

          None.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Bear Lake Recreation by its principal accountants during the fiscal years ended June 30, 2004, 2003 and 2002:

     Fee category              2004           2003           2002
     ------------              ----           ----           ----

     Audit fees                $4,493         $   0          $   0

     Audit-related fees        $    0         $   0          $   0

     Tax fees                  $    0         $   0          $   0

     All other fees            $    0         $   0          $   0

     Total fees                $4,493         $   0          $   0

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BEAR LAKE RECREATION, INC.


Date: 11/5/2004                    By/s/Wayne Bassham
                                     Wayne Bassham, President and
                                     Director


Date: 11/5/2004                    By/s/Derrick Albiston
                                     Derrick Albiston, Vice President and
                                     Director


Date: 11/5/2004                    By/s/Todd Albiston
                                     Todd Albiston, Secretary/Treasurer and
                                     Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   BEAR LAKE RECREATION, INC.


Date: 11/5/2004                    By/s/Wayne Bassham
                                     Wayne Bassham, President and
                                     Director


Date: 11/5/2004                    By/s/Derrick Albiston
                                     Derrick Albiston, Vice President and
                                     Director


Date: 11/5/2004                    By/s/Todd Albiston
                                     Todd Albiston, Secretary/Treasurer and
                                     Director