Form 10QSB
period 2002-09-30
BEAR LAKE RECREATION INC
filed 2004-11-12
CIK 1074871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________  to____________

                        Commission File No. 000-49671

                           BEAR LAKE RECREATION, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


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

                               (801) 278-9424
                               --------------
                        (Issuer's telephone number)

                                     N/A
                                     ---
            (Former name, former address and former fiscal year,
                       if changed since last report)

     Check whether the Company (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes [ ]
No [X]   Yes [X]    No  [ ]

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                            September 30, 2004

                            2,874,200 shares

Transitional Small Business Disclosure Format (Check one):  Yes  X  No
                                                                ---   ---

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                          Balance Sheet
                       September 30, 2002


ASSETS

Current Assets:
    Cash in bank                                     $      223
                                                     ----------
      Total Current Assets                                  223
                                                     ----------
           Total Assets                              $      223
                                                     ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accounts payable-related party                     $    1,000
                                                     ----------
      Total Current Liabilities                           1,000
                                                     ----------
           Total Liabilities                              1,000


Stockholders' Deficit:
  Common Stock -- 50,000,000 shares authorized
   having a par value of $.001 per share;
   1,374,200 shares issued and outstanding                1,374
  Additional Paid-in Capital                             79,704
  Deficit accumulated during the development stage      (81,855)
                                                     ----------
      Total Stockholders' Deficit                          (777)
                                                     ----------
           Total Liabilities and Stockholders' Deficit      223
                                                     ==========

         See accompanying notes to financial statements

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                     Statements of Operations
 For the three month periods ended September 30, 2002 and 2001, and for the Period from Inception [October 22, 1998] through September 30, 2002

                                             Three    Three       October 22,
                                            Months   Months         1998
                                             Ended    Ended        through
                                           9/30/02  9/30/01        9/30/02

Sales                                     $    50   $    100           1,396
Cost of Sales                                   -          -             707
                                          -------   --------      ----------
  Gross Profit                                 50        100             689

General and administrative expenses             5      2,458          62,833
                                          -------   --------      ----------
  Net income/(loss) from operations            45     (2,358)        (62,144)

Other Income(Expense)
  Write off of inventory                        -          -         (10,645)
  Loss on sale of assets                        -          -          (9,066)
                                          -------   --------     -----------
Total Other Income(Expense)                     -          -         (19,711)

Net income/(loss) before taxes                 45     (2,358)        (81,855)

Income taxes                                    -          -               -
                                         --------   --------    ------------
Net income/(loss)                        $     45   $ (2,358)    $   (81,855)
                                         ========   ========    ============
Income/(loss) Per Share-Basic and Diluted    0.01      (0.01)          (0.06)
                                         ========   ========    ============

Weighted Average Shares Outstanding-
Basic and Diluted                       1,374,200  1,374,200       1,320,684
                                        =========  =========    ============

          See accompanying notes to financial statements

                     BEAR LAKE RECREATION, INC.
                    [A Development Stage Company]
                      Statements of Cash Flows
For the three month periods ended September 30, 2002 and 2001, and for the Period from Inception [October 22, 1998] through September 30, 2002

                                           Three         Three       October
                                           Months        Months      22, 1998
                                           Ended         Ended       through
                                           9/30/02       9/30/01     9/30/02
Cash Flows from Operating Activities
Net Loss                                   $    45   $    (2,358)   $ (81,855)
Adjustments to reconcile net loss
to net cash used in operating
activities:
    Depreciation and amortization                -             -        4,799
    Loss on disposal of equipment                -             -        9,066
    Write off of related party receivable        -             -        1,000
    Write off of Website development costs       -             -        8,877
    Write off of inventory                       -             -       10,645
Decrease (increase) in inventory                 -             -      (11,981)
Increase in accounts payable                     -             -       (3,564)
Increase in accounts payable-related party     200         2,300        1,000
Increase (decrease) in bank overdraft          (22)            -            -
                                           -------   -----------   ----------
   Net Cash provided by (used in)
   Operating activities                        223           (58)     (62,013)

Cash Flows from Investing Activities
Purchase of property and equipment               -             -      (12,433)
Website development costs                        -             -      (10,309)
                                           -------   -----------   ----------
  Net Cash used in Investing activities          -             -      (22,742)

Cash Flows from Financing Activities
Stock offering costs                             -             3       (6,072)
Related-party receivable                         -             -        3,900
Proceeds from the issuance of common stock       -             -       87,150
                                           -------   -----------   ----------
   Net Cash provided by Financing activities     -             3       84,978

Net increase (decrease) in Cash                223           (55)         223
Beginning Cash Balance                           -            55            -
                                           -------   -----------   ----------
Ending Cash Balance                        $   223   $         0   $      223
                                           =======   ===========   ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest   $     0   $         0   $        0
  Cash paid during the year for income taxes     0             0            0

          See accompanying notes to financial statements

                    BEAR LAKE RECREATION, INC.
                    [A Development Stage Company]
                    Notes to Financial Statements
                    September 30, 2002

Note 1    Organization and Summary of Significant Accounting Policies-
          (continued)

          (e) Inventories

          Inventories have subsequently been written off.

          (f) Use of Estimates in Preparation of Financial Statements

          The financial statements contained herein have been prepared by management and are unaudited. It is believed that these financial statements conform with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2    Going Concern

          The Company is a development stage enterprise, has suffered losses from operations and has had negative cash flows from operating activities during the period from inception [October 22, 1998] through this reporting period. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, managements plans include finding a well-capitalized merger candidate to recommence its operations.

Note 3    Common Stock

          On October 25, 1998, the Company issued 1,000,000 shares to an officer of the Company for cash considerations of $1,000 or $.001 per share.

          On March 4, 1999, the Company received $45,000 cash considerations for the issuance of 45,000 shares of common stock at a price of $1.00 per share.

          In July and August 2000, the Company issued 329,200 shares of its common stock for $41,150 or $.125 per share.

          On September 28, 2004, the Company issued 1,500,000 shares of its common stock at par value to its officers and directors for services rendered.

                    BEAR LAKE RECREATION, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements


 Note 4   Related Party Transactions

          The Company has received advances from an investor in order to fund operating expenses. The loan is interest free, unsecured and payable on demand. The balance of the loan as of September 30, 2002 is $1,000.

Note 5    Subsequent Events

          In August 2003, and again in March 2004 the Company's sole officer and director resigned from the Company, and in seriatim appointed a new officer(s) and member(s) of the board of directors.

          On September 28, 2004, the Company issued 1,500,000 shares of its common stock at par value to its officers and directors for services rendered.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

Plan of Operation.
------------------

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

Results of Operations.
----------------------

          In the quarterly period ended September 30, 2002, we had sales of $50, compared to the quarterly period ended September 30, 2001, with sales of $100. General and administrative expenses were $5 for the September 30, 2002 period compared to $2,458 for the September 30, 2001 period. We had net income of $45 for the September 30, 2002 period compared to a net loss of $2,358 for the September 30, 2001 period.

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of September 30, 2002, were $223. We do depend on a shareholder being able to loan us money to fund our attempt to get our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get our Company current would be substantially reduced.

Forward-Looking Statements.
---------------------------

          The foregoing discussion contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, Birch Financial's actual results may vary materially from those anticipated, estimated, projected or intended.

Item 3.   Controls and Procedures.

     As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

     None; not applicable.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

     None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         31.1 302 Certification of Wayne Bassham

         31.2 302 Certification of Todd Albiston

         32 906 Certification

     (b) Reports on Form 8-K.

         None.

                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BEAR LAKE RECREATION, INC.


Date: 11/5/2004                          By:/s/Wayne Bassham
      ---------                             ------------------------
                                            Wayne Bassham
                                            President and Director

Date: 11/5/2004                          By:/s/Todd Albiston
      ---------                             ------------------------
                                            Todd Albiston,
                                            Secretary/Treasurer and Director