Form 10QSB
period 2003-03-31
BEAR LAKE RECREATION INC
filed 2004-11-12
CIK 1074871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                          Balance Sheet
                          March 31, 2003


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
                                                     ==========

         See accompanying notes to financial statements

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                     Statements of Operations
 For the three and Nine month periods ended March 31, 2003 and 2002, and for the Period from Inception [October 22, 1998] through March 31, 2003

                        Three     Three       Nine     Nine      October 22,
                       Months    Months     Months   Months         1998
                        Ended     Ended      Ended    Ended        through
                      3/31/03    3/31/02   3/31/03  3/31/02       3/31/03
Sales                 $    0    $    0    $    50   $    200           1,396
Cost of Sales              0         0          0          0             707
                      ------    ------    -------   --------      ----------
  Gross Profit             0         0         50        200             689

General and
administrative
expenses                   0     4,008         19      7,086          62,847
                      ------    ------    -------   --------      ----------
  Net income/(loss)
  from operations          0    (4,008)        31     (6,886)        (62,158)

Other Income(Expense)
  Write off of
   inventory               -         -          -          -         (10,645)
  Loss on sale of
   assets                  -         -          -          -          (9,066)
                     -------   -------    -------   --------     -----------
Total Other
Income(Expense)            -         -          -          -         (19,711)

Net income/(loss)
before taxes               0    (4,008)        31     (6,886)        (81,869)

Income taxes               -         -          -         -               -
                     -------   -------   --------   --------    ------------
Net income/(loss)    $     0   $(4,008)  $     31   $ (6,886)   $    (81,869)
                     =======   =======   ========   ========    ============
Income/(loss) Per
Share-Basic and
Diluted                 0.00     (0.01)      0.01      (0.01)          (0.06)
                     =======   =======   ========   ========    ============

Weighted Average
Shares Outstanding-
Basic and Diluted  1,374,200 1,374,200  1,374,200  1,374,200       1,326,726
                   ========= =========  =========  =========    ============

          See accompanying notes to financial statements

                     BEAR LAKE RECREATION, INC.
                    [A Development Stage Company]
                      Statements of Cash Flows
For the Nine month periods ended March 31, 2003 and 2002, and for the Period from Inception [October 22, 1998] through March 31, 2003

                                           Nine          Nine        October
                                           Months        Months      22, 1998
                                           Ended         Ended       through
                                           3/31/03       3/31/02     3/31/03
Cash Flows from Operating Activities
Net Loss                                   $    31   $    (6,886)   $ (81,869)
Adjustments to reconcile net loss
to net cash used in operating
activities:
    Depreciation and amortization                -             -        4,799
    Loss on disposal of equipment                -             -        9,066
    Write off of related party receivable        -             -        1,000
    Write off of Website development costs       -             -        8,877
    Write off of inventory                       -             -       10,645
Decrease accounts receivable                     -             -      (11,981)
Decrease (increase) in inventory                 -             -       (3,564)
Increase in accounts payable                     -             -            -
Increase in accounts payable-related party     200         4,900        1,000
Increase (decrease) in bank overdraft          (22)            -            -
                                           -------   -----------   ----------
   Net Cash provided by (used in)
   Operating activities                        209        (1,986)     (62,027)

Cash Flows from Investing Activities
Purchase of property and equipment               -             -      (12,433)
Website development costs                        -             -      (10,309)
                                           -------   -----------   ----------
  Net Cash used in Investing activities          -             -      (22,742)

Cash Flows from Financing Activities
Stock offering costs                             -             3       (6,072)
Related-party receivable                         -         2,000        3,900
Proceeds from the issuance of common stock       -             -       87,150
                                           -------   -----------   ----------
   Net Cash provided by Financing activities     -         2,003       84,978

Net increase (decrease) in Cash                209            17          209
Beginning Cash Balance                           0            55            -
                                           -------   -----------   ----------
Ending Cash Balance                        $   209   $        72   $      209
                                           =======   ===========   ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest   $     0   $         0   $        0
  Cash paid during the year for income taxes     0             0            0

          See accompanying notes to financial statements

                    BEAR LAKE RECREATION, INC.
                    [A Development Stage Company]
                    Notes to Financial Statements
                    March 31, 2003

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

                    BEAR LAKE RECREATION, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements


 Note 4   Related Party Transactions

          The Company has received advances from an investor in order to fund operating expenses. The loan is interest free, unsecured and payable on demand. The balance of the loan as of March 31, 2003 is $1,000.

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

Results of Operations.
----------------------

Three Months Ended March 31, 2003 compared to Three Months Ended March 31,
2002.
-----

          In the quarterly period ended March 31, 2003, we had sales of $0, compared to the quarterly period ended March 31, 2002, with sales of $0. General and administrative expenses were $0 for the March 31, 2003 period compared to $4,008 for the March 31, 2002 period. We had net loss of $0 for the March 31, 2003 period compared to a net loss of $4,008 for the March 31, 2002 period.

Nine Months Ended March 31, 2003 compared to Nine Months Ended March 31, 2002.
------------------------------------------------------------------------------

          In the nine months ended March 31, 2003, we had sales of $50, compared to the nine months ended March 31, 2002, with sales of $200. General and administrative expenses were $19 for the March 31, 2003 period compared to $7,086 for the March 31, 2002 period. We had net income of $31 for the March 31, 2003 period compared to a net loss of $6,886 for the March 31, 2002 period.

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of March 31, 2003, were $209. We do depend on a shareholder being able to loan us money to fund our attempt to get our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get our Company current would be substantially reduced.

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