Form 10KSB
period 2003-06-30
BEAR LAKE RECREATION INC
filed 2004-11-12
CIK 1074871

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended June 30, 2003
                               -------------

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: June 30, 2003;
$50.

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

General History
---------------

     The Company's initial operations consisted of renting snowmobiles and all-terrain vehicles (ATV's). The Company had also planned on organizing snowmobile rental packages which would have included lodging at Ideal Beach Resort at Bear Lake, Utah. The Company has abandoned the snowmobile, ATV and lodging plans.

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

                         PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
-----------------------------------------------

Market Information.
-------------------

     There has never been any established public market for shares of common stock of our Company. Our Company intends to submit for listing on the OTC Bulletin Board of the NASD during the calendar year 2005. No assurance can be given that any market for our Company's common stock will develop or be maintained. For any market that develops for our Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Previous members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144. Present members of management have agreed not to publicly resell their shares without registration under the Securities Act or if there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these shares and that there is an available exemption from registration under the Securities Act for the resale of these securities.

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

Holders.
--------

     The number of record holders of our Company's common stock as of the fiscal year ended June 30, 2003 was approximately 62. As of November 2, 2004 there were approximately 65 stockholders.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     Our Company has not engaged in any material operations during the year end June 30, 2003 or since 2002.

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

Item 7.  Financial Statements.
------------------------------

For the periods ended June 30, 2003 and 2002

     Report of Independent Registered Public Accounting Firm

     Balance Sheet, June 30, 2003

     Statements of Operations, for the years ended June 30, 2003 and 2002 and for the period from Inception [October 22, 1998] through June 30, 2003

     Statements of Stockholders' Equity (Deficit), for the years ended June 30, 2003 and 2002 and for the period from Inception [October 22, 1998] through June 30, 2003

     Statements of Cash Flows, for the years ended June 30, 2003 and 2002 and for the period from Inception [October 22, 1998] through June 30, 2003

     Notes to the Financial Statements

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]

                   FINANCIAL STATEMENTS

      FROM INCEPTION [OCTOBER 22, 1998] TO JUNE 30, 2003


              [WITH INDEPENDENT AUDITORS' REPORT]

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]


                        TABLE OF CONTENTS

                                                                      Page

Independent Auditors' Report                                            1

Balance Sheet -- June 30, 2003                                          2

Statements of Operations for the years ended June 30, 2003
and 2002 and for the period from Inception [October 22, 1998]
through June 30, 2003                                                   3

Statements of Stockholders' Equity/(Deficit) for the years
ended June 30, 2003 and 2002 and for the period from Inception
[October 22, 1998] through June 30, 2003                                4

Statements of Cash Flows for the years ended June 30, 2003 and
2002 and for the period from Inception [October 22, 1998]
through June 30, 2003                                                   5

Notes to Financial Statements                                       6 - 8

                   Independent Auditors' Report

The Board of Directors and Shareholders
Bear Lake Recreation, Inc. [a development stage company]:

We have audited the accompanying balance sheet of Bear Lake Recreation, Inc. [a development stage company] as of June 30, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Bear Lake Recreation, Inc. for the period from inception [October 22, 1998] through June 30, 2001. Such statements are included in the cumulative totals for the period from inception [October 22, 1998] through June 30, 2003 of the statements of operations, stockholders' deficit, and cash flows and reflects 64 percent of the related cumulative net loss. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2001 included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Lake Recreation, Inc. [a development stage company] as of June 30, 2003, and the results of its operations and cash flows for the years ended June 30, 2003 and June 30, 2002 and for the period from inception [October 22, 1998] through June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Bear Lake Recreation, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage enterprise, has suffered losses from operations and has had negative cash flows from operating activities during the period from inception [October 22, 1998] through June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


Mantyla McReynolds
Salt Lake City, Utah
March 19 , 2004

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                          Balance Sheet
                          June 30, 2003


ASSETS

Current Assets:
    Cash in bank                                    $       160
                                                    -----------
      Total Current Assets                                  160
                                                    -----------
           Total Assets                             $       160
                                                    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accounts payable                                  $     3,927
  Accounts payable-related party                          1,000
                                                    -----------
      Total Current Liabilities                           4,927
                                                    -----------
           Total Liabilities                              4,927

Stockholders' Deficit:
  Common Stock -- 50,000,000 shares authorized
   having a par value of $.001 per share;
   1,374,200 shares issued and outstanding - Note 3       1,374
  Additional Paid-in Capital                             79,704
  Deficit accumulated during the development stage      (85,845)
                                                    -----------
      Total Stockholders' Deficit                        (4,767)
                                                    -----------
           Total Liabilities and Stockholders'
           Deficit                                  $       160
                                                    ===========

          See accompanying notes to financial statements

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                     Statements of Operations
 For the years ended June 30, 2003 and 2002 and for the period from Inception [October 22, 1998] through June 30, 2003

                                                                October 22,
                                                               1998 through
                                        2003       2002        June 30, 2003

Sales                                 $      50   $     200     $     1,396
Cost of Sales                                 -         136             707
                                      ---------   ---------     -----------
            Gross Profit                     50          64             689

General and administrative expenses       3,995      16,054          66,823
                                      ---------   ---------     -----------
            Net loss from operations     (3,945)    (15,990)        (66,134)

Other Income(Expense)
  Write off of inventory                            (10,645)        (10,645)
  Loss on sale of assets                      -           -          (9,066)
                                      ---------   ---------     -----------
            Total Other Income(Expense)       -     (10,645)        (19,711)

Net loss before taxes                    (3,945)    (26,635)        (85,845)
            Income taxes                      -           -               -
                                      ---------   ---------     -----------
Net Loss                              $  (3,945)  $ (26,635)    $   (85,845)
                                      =========   =========     ===========
Loss Per Share-Basic and Diluted          (0.01)      (0.02)          (0.06)
                                      =========   =========     ===========
Weighted Average Shares Outstanding-
Basic and Diluted                     1,374,200   1,374,200       1,329,249
                                      =========   =========     ===========



          See accompanying notes to financial statements

                   BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
          Statements of Stockholders' Equity(Deficit)
 For the years ended June 30, 2003 and 2002 and for the period from Inception [October 22, 1998] through June 30, 2003

                                       Additional                    Net
                     Common   Common   Paid-in    Accumulated   Stockholders'
                     Shares   Stock    Capital       Deficit  Equity/(Deficit)
Balance,
October 22, 1998             -   $     -  $        -  $         -  $       -

Shares issued for
cash in October
1998 at $.001 per
share                1,000,000     1,000           -            -      1,000

Shares issued for
cash in March 1999
at $1.00 per share      45,000        45      44,955            -     45,000

Stock offering costs         -         -      (6,072)           -     (6,072)

Net loss for the year
ended June 30, 1999          -         -           -      (16,134)   (16,134)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 1999        1,045,000     1,045      38,883      (16,134)    23,794

Net loss for the year
ended June 30, 2000          -         -           -       (6,828)    (6,828)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2000        1,045,000     1,045      38,883      (22,962)    16,966

Shares issued for
cash in July 2000
at $.125 per share     259,200       259      32,141            -     32,400

Shares issued for
cash in August 2000
at $.125 per share      70,000        70       8,680            -      8,750

Net loss for the year
ended June 30, 2001          -         -           -      (32,303)   (32,303)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2001        1,374,200     1,374      79,704      (55,265)    25,813

Net loss for the year
ended June 30, 2002          -         -           -      (26,635)   (26,635)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2002        1,374,200     1,374      79,704      (81,900)      (822)

Net loss for the year
ended June 30, 2003          -         -           -       (3,945)    (3,945)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2003        1,374,200   $ 1,374  $   79,704  $   (85,845) $  (4,767)
                    ==========   =======  ==========  ===========  =========

          See accompanying notes to financial statements

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                     Statements of Cash Flows
For the years ended June 30, 2003 and 2002 and for the period from Inception [October 22, 1998] through June 30, 2003

                                                                  October 22,
                                                                 1998 through
                                               2003       2002   June 30, 2003
Cash Flows from Operating Activities
Net Loss                                  $  (3,945) $ (26,635)  $ (85,845)
Adjustments to reconcile net loss to
net cash used in operating activities:
    Depreciation and amortization                 -          -       4,799
    Loss on disposal of equipment                 -          -       9,066
    Write off of related party receivable         -          -       1,000
    Write off of Website development costs        -      8,877       8,877
    Write off of inventory                        -     10,645      10,645
Decrease (increase) in inventory                  -      1,336     (10,645)
Increase in accounts payable                  3,927          -       3,927
Increase in accounts payable-related party      200        800       1,000
Increase (decrease) in bank overdraft           (22)        22           -
                                          ---------  ---------   ---------
   Net Cash provided by (used in)
   Operating activities                         160     (4,955)    (57,176)

Cash Flows from Investing Activities
Purchase of property and equipment                -          -     (12,433)
Website development costs                         -          -     (10,309)
                                          ---------  ---------   ---------
  Net Cash used in Investing activities           -          -     (22,742)

Cash Flows from Financing Activities
Stock offering costs                              -          -      (6,072)
Related-party receivable                          -      4,900      (1,000)
Proceeds from the issuance of common stock        -          -      87,150
                                         ----------  ---------   ---------
   Net Cash provided by Financing
   activities                                     -      4,900      80,078

Net increase (decrease) in Cash                 160        (55)        160
Beginning Cash Balance                            -         55           -
                                         ----------  ---------   ---------
Ending Cash Balance                      $      160  $       -   $     160
                                         ==========  =========   =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest $        0          0           0
  Cash paid during the year for income
  taxes                                  $        0          0           0


          See accompanying notes to financial statements

                   BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                 Notes to Financial Statements
                         June 30, 2003


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

          (c) Net Loss Per Common Share

          The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement No. 128 revised the manner in which loss per share is calculated. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to common stock equivalents. There are no common stock equivalents outstanding as of June 30, 2003 or 2002 thus, basic and diluted loss per share calculations are the same.

          (d) Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending June 30, 2003 the Company did not have non-cash investing or financing activities.

                    BEAR LAKE RECREATION, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements
                          June 30, 2003

Note 1    Organization and Summary of Significant Accounting Policies-
          (continued)

          (e) Inventories

          Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out (FIFO) method. During the year ended December 31, 2003 the Company abandoned its plans to sell the Net Caddy and wrote off the remaining inventory of $10,645.

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

Note 2    Going Concern

          The Company is a development stage enterprise, has suffered losses from operations and has had negative cash flows from operating activities during the period from inception [October 22, 1998] through June 30, 2003. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, managements plans include finding a well-capitalized merger candidate to recommence its operations.

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

          In July and August 2000, the Company issued 329,200 shares of its common stock for $41,150 or $.125 per share

                    BEAR LAKE RECREATION, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements
                          June 30, 2003

Note 4    Income Taxes

          Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire between 2019 and 2023. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset, thus, an offsetting allowance has been established for the deferred asset.

                                         NOL
             Description               Balance         Tax          Rate
          Net Operating loss          $ 85,845      $29,187         34%
          Valuation allowance                       (29,187)
                                                   --------
          Deferred tax asset 6/30/03               $      0
                                                   ========

          During the twelve months ended June 30, 2003 and 2002 the valuation allowance increased $1,341 and $9,056 respectively.

 Note 5   Related Party Transactions

          During the year ended June 30, 2003 and 2002 the Company borrowed money from an investor. The loan is interest free, unsecured and payable on demand. The balance of the loan as of June 30, 2003 and 2002 is $1,000 and $800, repsectively.

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

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
Frank          6/30/03   0     0     0         0        0      0       0
Gillen         6/30/02   0     0     0         0        0      0       0
President      6/30/01   0     0     0         0        0      0       0
Director

Stock Option Plans.
-------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ending June 30, 2003, 2002 and 2001, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

31.2      Certification of Todd Albiston

32        906 Certification

*Incorporated herein by reference as previously filed with the Securities and Exchange Commission as exhibits to our Form 10-SB.

**Incorporated herein by reference as filed with the Securities and Exchange Commission as exhibit 14 to our Form 10KSB for the year ended June 30, 2004.

          (ii)

          None.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Bear Lake Recreation by its principal accountants during the calendar years ended June 30, 2004, and June 30, 2003:

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