Form 10QSB
period 2003-12-31
BEAR LAKE RECREATION INC
filed 2004-11-12
CIK 1074871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003

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

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                          Balance Sheet
                        December 31, 2003


ASSETS

Current Assets:
    Cash in bank                                     $      160
                                                     ----------
      Total Current Assets                                  160
                                                     ----------
           Total Assets                              $      160
                                                     ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accounts payable                                   $    5,344
  Accounts payable-related party                          1,000
                                                     ----------
      Total Current Liabilities                           6,344
                                                     ----------
           Total Liabilities                              6,344


Stockholders' Deficit:
  Common Stock -- 50,000,000 shares authorized
   having a par value of $.001 per share;
   1,374,200 shares issued and outstanding                1,374
  Additional Paid-in Capital                             79,704
  Deficit accumulated during the development stage      (87,262)
                                                     ----------
      Total Stockholders' Deficit                        (6,184)
                                                     ----------
           Total Liabilities and Stockholders' Deficit      160
                                                     ==========

         See accompanying notes to financial statements

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                     Statements of Operations
 For the three and six month periods ended December 31, 2003 and 2002, and for the Period from Inception [October 22, 1998] through December 31, 2003

                        Three     Three       Six      Six       October 22,
                       Months    Months     Months   Months         1998
                        Ended     Ended      Ended    Ended        through
                      12/31/03  12/31/02  12/31/03 12/31/02      12/31/03
Sales                 $    0    $    0    $     0   $     50           1,396
Cost of Sales              0         0          0          0             707
                      ------    ------    -------   --------      ----------
  Gross Profit             0         0          0         50             689

General and
administrative
expenses               1,417        14      1,417         19          68,240
                      ------    ------    -------   --------      ----------
  Net income/(loss)
  from operations     (1,417)      (14)    (1,417)        31         (67,551)

Other Income(Expense)
  Write off of
   inventory               -         -          -          -         (10,645)
  Loss on sale of
   assets                  -         -          -          -          (9,066)
                     -------   -------    -------   --------     -----------
Total Other
Income(Expense)            -         -          -          -         (19,711)

Net income/(loss)
before taxes          (1,417)      (14)    (1,417)        31         (87,262)

Income taxes               -         -          -          -              -
                     -------   -------   --------   --------    ------------
Net income/(loss)    $(1,417)  $   (14)  $ (1,417)  $     31    $    (87,262)
                     =======   =======   ========   ========    ============
Income/(Loss) Per
Share-Basic and
Diluted                (0.01)    (0.01)     (0.01)      0.01           (0.07)
                     =======   =======   ========   ========    ============

Weighted Average
Shares Outstanding-
Basic and Diluted  1,374,200 1,374,200  1,374,200  1,374,200       1,333,569
                   ========= =========  =========  =========    ============

          See accompanying notes to financial statements

                     BEAR LAKE RECREATION, INC.
                    [A Development Stage Company]
                      Statements of Cash Flows
For the six month periods ended December 31, 2003 and 2002, and for the Period from Inception [October 22, 1998] through December 31, 2003

                                           Six           Six         October
                                           Months        Months      22, 1998
                                           Ended         Ended       through
                                           12/31/03      12/31/02    12/31/03
Cash Flows from Operating Activities
Net Loss                                   $(1,417)  $        31   $ (87,262)
Adjustments to reconcile net loss
to net cash used in operating
activities:
    Depreciation and amortization                -             -        4,799
    Loss on disposal of equipment                -             -        9,066
    Write off of related party receivable        -             -        1,000
    Write off of Website development costs       -             -        8,877
    Write off of inventory                       -             -       10,645
Decrease (increase) in inventory                 -             -      (10,645)
Increase in accounts payable                 1,417             -        5,344
Increase in accounts payable-related party       -           200        1,000
Increase (decrease) in bank overdraft            -           (22)           -
                                           -------   -----------   ----------
   Net Cash provided by (used in)
   Operating activities                          -           209      (57,176)

Cash Flows from Investing Activities
Purchase of property and equipment               -             -      (12,433)
Website development costs                        -             -      (10,309)
                                           -------   -----------   ----------
  Net Cash used in Investing activities          -             -      (22,742)

Cash Flows from Financing Activities
Stock offering costs                             -             -       (6,072)
Related-party receivable                         -             -       (1,000)
Proceeds from the issuance of common stock       -             -       87,150
                                           -------   -----------   ----------
   Net Cash provided by Financing activities     -             -       80,078

Net increase (decrease) in Cash                  -           209          160
Beginning Cash Balance                         160             -            -
                                           -------   -----------   ----------
Ending Cash Balance                        $   160   $       209   $      160
                                           =======   ===========   ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest   $     0   $         0   $        0
  Cash paid during the year for income taxes     0             0            0

          See accompanying notes to financial statements

                    BEAR LAKE RECREATION, INC.
                    [A Development Stage Company]
                    Notes to Financial Statements
                    December 31, 2003

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

                    BEAR LAKE RECREATION, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements


 Note 4   Related Party Transactions

          The Company has received advances from an investor in order to fund operating expenses. The loan is interest free, unsecured and payable on demand. The balance of the loan as of December 31, 2003 is $1,000.

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

Results of Operations.
----------------------

Three Months Ended December 31, 2003 compared to Three Months Ended December 31, 2002.
---------

          In the quarterly period ended December 31, 2003, we had sales of $0, compared to the quarterly period ended December 31, 2002, with sales of $0. General and administrative expenses were $1,417 for the December 31, 2003 period compared to $14 for the December 31, 2002 period. We had net loss of $1,417 for the December 31, 2003 period compared to a net loss of $14 for the December 31, 2002 period.

Six Months Ended December 31, 2003 compared to Six Months Ended December 31,
2002.
-----

          In the six months ended December 31, 2003, we had sales of $0, compared to the six months ended December 31, 2002, with sales of $50. General and administrative expenses were $1,417 for the December 31, 2003 period compared to $19 for the December 31, 2002 period. We had net loss of $1,417 for the December 31, 2003 period compared to a net income of $31 for the December 31, 2002 period.

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of December 31, 2003, were $160. We e do depend on a shareholder being able to loan us money to fund our attempt to get our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get our Company current would be substantially reduced.

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