Form 10KSB
period 2004-06-30
BEAR LAKE RECREATION INC
filed 2004-11-12
CIK 1074871

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended June 30, 2004
                               -------------

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: June 30, 2004;
None.

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

Holders.
--------

     The number of record holders of our Company's common stock as of the fiscal year ended June 30, 2004 was approximately 62. As of November 2, 2004 there were approximately 65 stockholders.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     Our Company has not engaged in any material operations during the year end June 30, 2004 or since 2002.

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

Item 7.  Financial Statements.
------------------------------

For the periods ended June 30, 2004 and 2003

     Report of Independent Registered Public Accounting Firm

     Balance Sheet, June 30, 2004

     Statements of Operations, for the years ended June 30, 2004 and 2003 and for the period from Inception [October 22, 1998] through June 30, 2004

     Statements of Stockholders' Equity (Deficit), for the years ended June 30, 2004 and 2003 and for the period from Inception [October 22, 1998] through June 30, 2004

     Statements of Cash Flows, for the years ended June 30, 2004 and 2003 and for the period from Inception [October 22, 1998] through June 30, 2004

     Notes to the Financial Statements

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]

                   FINANCIAL STATEMENTS

                         JUNE 30, 2004


              [WITH INDEPENDENT AUDITORS' REPORT]

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]


                        TABLE OF CONTENTS

                                                                      Page

Report of Independent Registered Public Accounting Firm                 1

Balance Sheet -- June 30, 2004                                          2

Statements of Operations for the years ended June 30, 2004
 and 2003 and for the period from Inception [October 22, 1998]
through June 30, 2004                                                   3

Statements of Stockholders' Equity/(Deficit) for the years
ended June 30, 2004 and 2003 and for the period from Inception
[October 22, 1998] through June 30, 2004                                4

Statements of Cash Flows for the years ended June 30, 2004 and
2003 and for the period from Inception [October 22, 1998]
through June 30, 2004                                                   5

Notes to Financial Statements                                       6 - 8

    Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bear Lake Recreation, Inc. [a development stage company]:

We have audited the accompanying balance sheet of Bear Lake Recreation, Inc. [a development stage company] as of June 30, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2004 and 2003 and for the period from inception [October 22, 1998] through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Bear Lake Recreation, Inc. for the period from inception [October 22, 1998] through June 30, 2001. Such statements are included in the cumulative totals for the period from inception [October 22, 1998] through June 30, 2004 of the statements of operations, stockholders' deficit, and cash flows and reflects 64 percent of the related cumulative net loss. Those statements were audited by other auditors whose report has been furnished to us, and or opinion, insofar as it relates to amounts for the period from inception to June 30, 2001 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Lake Recreation, Inc. [a development stage company] as of June 30, 2004, and the results of its operations and cash flows for the years ended June 30, 2004 and 2003 and for the period from inception [October 22, 1998] through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Bear Lake Recreation, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage enterprise, has suffered losses from operations and has had negative cash flows from operating activities during the period from inception [October 22, 1998] through June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/Mantyla McReynolds

Mantyla McReynolds
Salt Lake City, Utah
July 15, 2004

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                          Balance Sheet
                          June 30, 2004


ASSETS

Current Assets:
    Cash in bank                                    $        76
                                                    -----------
      Total Current Assets                                   76
                                                    -----------
           Total Assets                             $        76
                                                    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accounts payable                                  $     1,751
  Accounts payable-related party - Note 5                 9,299
                                                    -----------
      Total Current Liabilities                          11,050
                                                    -----------
           Total Liabilities                             11,050

Stockholders' Deficit:
  Common Stock -- 50,000,000 shares authorized
   having a par value of $.001 per share;
   1,374,200 shares issued and outstanding - Note 3       1,374
  Additional Paid-in Capital                             79,704
  Deficit accumulated during the development stage      (92,052)
                                                    -----------
      Total Stockholders' Deficit                       (10,974)
                                                    -----------
           Total Liabilities and Stockholders'
           Deficit                                  $        76
                                                    ===========

          See accompanying notes to financial statements

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                     Statements of Operations
 For the years ended June 30, 2004 and 2003 and for the period from Inception [October 22, 1998] through June 30, 2004

                                                                October 22,
                                                               1998 through
                                        2004       2003        June 30, 2004

Sales                                 $       -   $      50     $     1,396
Cost of Sales                                 -           -             707
                                      ---------   ---------     -----------
            Gross Profit                      -          50             689

General and administrative expenses       6,207       3,995          73,030
                                      ---------   ---------     -----------
            Net loss from operations     (6,207)     (3,945)        (72,341)

Other Income(Expense)
  Write off of inventory                      -           -         (10,645)
  Loss on sale of assets                      -           -          (9,066)
                                      ---------   ---------     -----------
            Total Other Income(Expense)       -           -         (19,711)

Net loss before taxes                    (6,207)     (3,945)        (92,052)
            Income taxes                      -           -               -
                                      ---------   ---------     -----------
Net Loss                              $  (6,207)  $  (3,945)    $   (92,052)
                                      =========   =========     ===========
Loss Per Share-Basic and Diluted          (0.01)      (0.01)          (0.07)
                                      =========   =========     ===========
Weighted Average Shares Outstanding-
Basic and Diluted                     1,374,200   1,374,200       1,337,166
                                      =========   =========     ===========



          See accompanying notes to financial statements

                   BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
          Statements of Stockholders' Equity(Deficit)
 For the years ended June 30, 2004 and 2003 and for the period from Inception [October 22, 1998] through June 30, 2004

                                       Additional                    Net
                     Common   Common   Paid-in    Accumulated   Stockholders'
                     Shares   Stock    Capital       Deficit  Equity/(Deficit)
Balance,
October 22, 1998             -   $     -  $        -  $         -  $       -

Shares issued for
cash in October
1998 at $.001 per
share                1,000,000     1,000           -            -      1,000

Shares issued for
cash in March 1999
at $1.00 per share      45,000        45      44,955            -     45,000

Stock offering costs         -         -      (6,072)           -     (6,072)

Net loss for the year
ended June 30, 1999          -         -           -      (16,134)   (16,134)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 1999        1,045,000     1,045      38,883      (16,134)    23,794

Net loss for the year
ended June 30, 2000          -         -           -       (6,828)    (6,828)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2000        1,045,000     1,045      38,883      (22,962)    16,966

Shares issued for
cash in July 2000
at $.125 per share     259,200       259      32,141            -     32,400

Shares issued for
cash in August 2000
at $.125 per share      70,000        70       8,680            -      8,750

Net loss for the year
ended June 30, 2001          -         -           -      (32,303)   (32,303)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2001        1,374,200     1,374      79,704      (55,265)    25,813

Net loss for the year
ended June 30, 2002          -         -           -      (26,635)   (26,635)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2002        1,374,200     1,374      79,704      (81,900)      (822)

Net loss for the year
ended June 30, 2003                                        (3,945)    (3,945)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2003        1,374,200     1,374      79,704      (85,845)    (4,767)

Net loss for the year
ended June 30, 2004          -         -           -       (6,207)    (6,207)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2004        1,374,200   $ 1,374  $   79,704  $   (92,052) $ (10,974)
                    ==========   =======  ==========  ===========  =========

          See accompanying notes to financial statements

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                     Statements of Cash Flows
For the years ended June 30, 2004 and 2003 and for the period from Inception [October 22, 1998] through June 30, 2004

                                                                  October 22,
                                                                 1998 through
                                               2004       2003   June 30, 2004
Cash Flows from Operating Activities
Net Loss                                  $  (6,207) $  (3,945)  $ (92,052)
Adjustments to reconcile net loss to
net cash used in operating activities:
    Depreciation and amortization                 -          -       4,799
    Loss on disposal of equipment                 -          -       9,066
    Write off of related party receivable         -          -       1,000
    Write off of Website development costs        -          -       8,877
    Write off of inventory                        -          -      10,645
Decrease (increase) in inventory                  -          -     (10,645)
Increase in accounts payable                 (2,176)     3,927       1,751
Increase in accounts payable-related party    8,299        200       9,299
Increase (decrease) in bank overdraft             -        (22)          -
                                          ---------  ---------   ---------
   Net Cash provided by (used in)
   Operating activities                         (84)       160     (57,260)

Cash Flows from Investing Activities
Purchase of property and equipment                -          -     (12,433)
Website development costs                         -          -     (10,309)
                                          ---------  ---------   ---------
  Net Cash used in Investing activities           -          -     (22,742)

Cash Flows from Financing Activities
Stock offering costs                              -          -      (6,072)
Related-party receivable                          -          -      (1,000)
Proceeds from the issuance of common stock        -          -      87,150
                                         ----------  ---------   ---------
   Net Cash provided by Financing
   activities                                     -          -      80,078

Net increase (decrease) in Cash                 (84)       160          76
Beginning Cash Balance                          160          -           -
                                         ----------  ---------   ---------
Ending Cash Balance                      $       76  $     160   $      76
                                         ==========  =========   =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest $        0          0           0
  Cash paid during the year for income
  taxes                                  $        0          0           0


          See accompanying notes to financial statements

                   BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                 Notes to Financial Statements
                         June 30, 2004

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

          (c) Net Loss Per Common Share

          The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement No. 128 revised the manner in which loss per share is calculated. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to common stock equivalents. There are no common stock equivalents outstanding as of June 30, 2004 or 2003 thus, basic and diluted loss per share calculations are the same.

          (d) Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending June 30, 2004 the Company did not have non-cash investing or financing activities.

                     BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                 Notes to Financial Statements
                         June 30, 2004

Note 1    Organization and Summary of Significant Accounting Policies-
(continued)

          (e) Inventories

          Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out (FIFO) method. During the year ended June 30, 2003 the Company abandoned its plans to sell the Net Caddy and wrote off the remaining inventory of $10,645.

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

Note 2    Going Concern

          The Company is a development stage enterprise, has suffered losses from operations and has had negative cash flows from operating activities during the period from inception [October 22, 1998] through June 30, 2004. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, managements plans include finding a well-capitalized merger candidate to recommence its operations.

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

          In July and August 2000, the Company issued 329,200 shares of its common stock for $41,150 or $.125 per share

                   BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                 Notes to Financial Statements
                         June 30, 2004

Note 4    Income Taxes

          Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire between 2019 and 2024. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset, thus, an offsetting allowance has been established for the deferred asset.

                                           NOL
               Description               Balance     Tax    Rate
              Net Operating loss         $92,052   $31,298   34%
              Valuation allowance                  (31,298)
                                                   -------
              Deferred tax asset 6/30/04           $     0
                                                   =======

          During the twelve months ended June 30, 2004 and 2003 the valuation allowance increased $2,110 and $1,341 respectively.

 Note 5   Related Party Transactions

          During the years ended June 30, 2004 and 2003 the Company borrowed money from an investor. The loan is interest free, unsecured and payable on demand. The balance of the loan as of June 30, 2004 and 2003 is $9,299 and $1,000, respectively.

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

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal years ending June 30, 2004 and 2003, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

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

Code of Ethics.
---------------

     We have adopted a Code of Ethics and have attached a copy as Exhibit 14 to this Report.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
Wayne          6/30/04   0     0     0         0        0      0       0
Bassham        6/30/03   0     0     0         0        0      0       0
President      6/30/02   0     0     0         0        0      0       0
Director

Derrick        6/30/04   0     0     0         0        0      0       0
Albiston       6/30/03   0     0     0         0        0      0       0
V. Pres/Dir    6/30/02   0     0     0         0        0      0       0

Todd Albiston  6/30/04   0     0     0         0        0      0       0
Sec/Tres       6/30/03   0     0     0         0        0      0       0
Director       6/30/02   0     0     0         0        0      0       0

Stock Option Plans.
-------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ending June 30, 2004, 2003 and 2002, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which our Company's directors are compensated for any services provided as director. No additional amounts are payable to our Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of our Company's directors was compensated during our Company's last completed calendar year or the previous two calendar years for any service provided as director. See the Summary Compensation Table of this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of June 30, 2004 and 2003, and to the date hereof:

                                         Number and Percentage
                                      of Shares Beneficially Owned
                                         ----------------------------

Name and Address                     6/30/03      6/30/04        Currently
----------------                    --------     --------      --------------
Wayne Bassham                       -0-            -0-         500,000 17.4%

Derrick Albiston                    -0-            -0-         500,000 17.4%

Todd Albiston                       -0-            -0-         500,000 17.4%

Frank Gillen                    700,000 51.0%  700,000 51.0%   700,000 24.4%

Steven D. Moulton               250,000 18.2%  250,000 18.2%   250,000  8.7%

TOTALS                          950,000 69.2%  950,000 69.2% 2,450,000 85.2%

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of June 30, 2004 and 2003, and to the date hereof:

                                             Number and Percentage
                                       of Shares Beneficially Owned
                                          ----------------------------
Name and Address                     6/30/03      6/30/04        Currently
----------------                    --------     --------      --------------
Wayne Bassham                       -0-            -0-         500,000 17.4%

Derrick Albiston                    -0-            -0-         500,000 17.4%

Todd Albiston                       -0-            -0-         500,000 17.4%

TOTALS                              -0-            -0-       1,500,000 52.2%

Changes in Control.
-------------------

     To the knowledge of management, there are no present arrangements or pledges of our Company's securities which may result in a change in control.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.
-------------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.
---------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.
----------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

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

14        Code of Conduct

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

          (ii)

          None.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Bear Lake Recreation by its principal accountants during the calendar years ended June 30, 2004, and June 30, 2003:

     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $4,493         $   0

     Audit-related fees                $    0         $   0

     Tax fees                          $    0         $   0

     All other fees                    $    0         $   0

     Total fees                        $4,493         $   0

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