Form 10QSB
period 2004-09-30
BEAR LAKE RECREATION INC
filed 2004-11-12
CIK 1074871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

     Check whether the Company (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes [X]
No [ ]   Yes [X]    No  [ ]

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

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                          Balance Sheet
                       September 30, 2004


ASSETS

Current Assets:
    Cash in bank                                     $       76
                                                     ----------
      Total Current Assets                                   76
                                                     ----------
           Total Assets                              $       76
                                                     ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accounts payable                                   $      345
  Accounts payable-related party                         13,523
                                                     ----------
      Total Current Liabilities                          13,868
                                                     ----------
           Total Liabilities                             13,868


Stockholders' Deficit:
  Common Stock -- 50,000,000 shares authorized
   having a par value of $.001 per share;
   2,874,200 shares issued and outstanding                2,874
  Additional Paid-in Capital                             79,704
  Deficit accumulated during the development stage      (96,370)
                                                     ----------
      Total Stockholders' Deficit                       (13,792)
                                                     ----------
           Total Liabilities and Stockholders' Deficit       76
                                                     ==========

         See accompanying notes to financial statements

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                     Statements of Operations
 For the three month periods ended September 30, 2002 and 2003, and for the Period from Inception [October 22, 1998] through September 30, 2004

                                             Three    Three       October 22,
                                            Months   Months         1998
                                             Ended    Ended        through
                                           9/30/04  9/30/03        9/30/04
Sales                                     $     0   $      0           1,396
Cost of Sales                                   0          0             707
                                          -------   --------      ----------
  Gross Profit                                  0          0             689

General and administrative expenses         4,318          0          77,348
                                          -------   --------      ----------
  Net income/(loss) from operations        (4,318)         0         (76,659)

Other Income(Expense)
  Write off of inventory                        -          -         (10,645)
  Loss on sale of assets                        -          -          (9,066)
                                          -------   --------     -----------
Total Other Income(Expense)                     -          -         (19,711)

Net income/(loss) before taxes             (4,318)         0         (96,370)

Income taxes                                    0          0               -
                                         --------   --------    ------------
Net income/(loss)                        $ (4,318)  $      0    $    (96,370)
                                         ========   ========    ============
Income/(Loss) Per Share-Basic and Diluted   (0.01)      0.00           (0.07)
                                         ========   ========    ============

Weighted Average Shares Outstanding-
Basic and Diluted                       1,407,167  1,374,200       1,340,103
                                        =========  =========    ============

          See accompanying notes to financial statements

                     BEAR LAKE RECREATION, INC.
                    [A Development Stage Company]
                      Statements of Cash Flows
For the three month periods ended September 30, 2004 and 2003, and for the Period from Inception [October 22, 1998] through September 30, 2004

                                           Three         Three       October
                                           Months        Months      22, 1998
                                           Ended         Ended       through
                                           9/30/04       9/30/03     9/30/04
Cash Flows from Operating Activities
Net Loss                                   $(4,318)  $         0   $ (96,370)
Adjustments to reconcile net loss
to net cash used in operating
activities:
    Depreciation and amortization                -             -        4,799
    Loss on disposal of equipment                -             -        9,066
    Write off of related party receivable        -             -        1,000
    Write off of Website development costs       -             -        8,877
    Write off of inventory                       -             -       10,645
Decrease (increase) in inventory                 -             -      (10,645)
Increase in accounts payable                (1,406)            -          345
Increase in accounts payable-related party   4,224             -       13,523
Stock issued for services received           1,500             -        1,500
Increase (decrease) in bank overdraft            -             -            -
                                           -------   -----------   ----------
   Net Cash provided by (used in)
   Operating activities                          -             -      (57,260)

Cash Flows from Investing Activities
Purchase of property and equipment               -             -      (12,433)
Website development costs                        -             -      (10,309)
                                           -------   -----------   ----------
  Net Cash used in Investing activities          -             -      (22,742)

Cash Flows from Financing Activities
Stock offering costs                             -             -       (6,072)
Related-party receivable                         -             -       (1,000)
Proceeds from the issuance of common stock       -             -       87,150
                                           -------   -----------   ----------
   Net Cash provided by Financing activities     -             -       80,078

Net increase (decrease) in Cash                  0             0           76
Beginning Cash Balance                          76           160            -
                                           -------   -----------   ----------
Ending Cash Balance                        $    76   $       160   $       76
                                           =======   ===========   ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest   $     0   $         0   $        0
  Cash paid during the year for income taxes     0             0            0

          See accompanying notes to financial statements

                    BEAR LAKE RECREATION, INC.
                    [A Development Stage Company]
                    Notes to Financial Statements
                    September 30, 2004

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

                    BEAR LAKE RECREATION, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements


 Note 4   Related Party Transactions

          The Company has received advances from an investor in order to fund operating expenses. The loan is interest free, unsecured and payable on demand. The balance of the loan as of September 30, 2004 is $13,523.

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

Results of Operations.
----------------------

          In the quarterly period ended September 30, 2004, we had sales of $0, compared to the quarterly period ended September 30, 2003, with sales of $0. General and administrative expenses were $4,318 for the September 30, 2004 period compared to $0 for the September 30, 2003 period. We had net loss of $4,318 for the September 30, 2004 period compared to a net income of $0 for the September 30, 2003 period.

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of September 30, 2003, were $76. We do depend on a shareholder being able to loan us money to fund our attempt to get our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get our Company current would be substantially reduced.

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

Item 3.   Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

     We issued on September 28, 2004, 1,500,000 shares of our common stock at par value to our officers and directors for services rendered.

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