Form 10QSB
period 2004-12-31
BEAR LAKE RECREATION INC
filed 2005-02-02
CIK 1074871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2004

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

                            December 31, 2004

                            2,874,200 shares

Transitional Small Business Disclosure Format (Check one):  Yes  X  No
                                                                ---   ---

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                          Balance Sheet
                        December 31, 2004


ASSETS

Current Assets:
    Cash in bank                                     $       76
                                                     ----------
      Total Current Assets                                   76
                                                     ----------
           Total Assets                              $       76
                                                     ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accounts payable                                   $        0
  Accounts payable-related party                         18,412
                                                     ----------
      Total Current Liabilities                          18,412
                                                     ----------
           Total Liabilities                             18,412


Stockholders' Deficit:
  Common Stock -- 50,000,000 shares authorized
   having a par value of $.001 per share;
   2,874,200 shares issued and outstanding                2,874
  Additional Paid-in Capital                             79,704
  Deficit accumulated during the development stage     (100,914)
                                                     ----------
      Total Stockholders' Deficit                       (18,336)
                                                     ----------
           Total Liabilities and Stockholders' Deficit       76
                                                     ==========

         See accompanying notes to financial statements

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                     Statements of Operations
 For the three and six month periods ended December 31, 2004 and 2003, and for the Period from Inception [October 22, 1998] through December 31, 2004

                        Three     Three       Six      Six       October 22,
                       Months    Months     Months   Months         1998
                        Ended     Ended      Ended    Ended        through
                      12/31/04  12/31/03  12/31/04 12/31/03      12/31/04
Sales                 $    0    $    0    $     0   $      0           1,396
Cost of Sales              0         0          0          0             707
                      ------    ------    -------   --------      ----------
  Gross Profit             0         0          0          0             689

General and
administrative
expenses               4,544     1,417      8,862      1,417          81,892
                      ------    ------    -------   --------      ----------
  Net income/(loss)
  from operations     (4,544)   (1,417)    (8,862)    (1,417)        (81,203)

Other Income(Expense)
  Write off of
   inventory               -         -          -          -         (10,645)
  Loss on sale of
   assets                  -         -          -          -          (9,066)
                     -------   -------    -------   --------     -----------
Total Other
Income(Expense)            -         -          -          -         (19,711)

Net income/(loss)
before taxes          (4,544)   (1,417)    (8,862)    (1,417)       (100,914)

Income taxes               -         -          -          -              -
                     -------   -------   --------   --------    ------------
Net income/(loss)    $(4,544)  $(1,417)  $ (8,862)  $ (1,417)   $   (100,914)
                     =======   =======   ========   ========    ============
Income/(Loss) Per
Share-Basic and
Diluted                (0.01)    (0.01)     (0.01)     (0.01)          (0.07)
                     =======   =======   ========   ========    ============

Weighted Average
Shares Outstanding-
Basic and Diluted  2,874,200 1,374,200  2,144,692  1,374,200       1,402,705
                   ========= =========  =========  =========    ============

          See accompanying notes to financial statements

                     BEAR LAKE RECREATION, INC.
                    [A Development Stage Company]
                      Statements of Cash Flows
For the six month periods ended December 31, 2004 and 2003, and for the Period from Inception [October 22, 1998] through December 31, 2004

                                           Six           Six         October
                                           Months        Months      22, 1998
                                           Ended         Ended       through
                                           12/31/04      12/31/03    12/31/04
Cash Flows from Operating Activities
Net Loss                                   $(8,862)  $    (1,417)   $(100,914)
Adjustments to reconcile net loss
to net cash used in operating
activities:
    Depreciation and amortization                -             -        4,799
    Loss on disposal of equipment                -             -        9,066
    Write off of related party receivable        -             -        1,000
    Write off of Website development costs       -             -        8,877
    Write off of inventory                       -             -       10,645
    Stock Issued for Services                1,500             -        1,500
Decrease (increase) in inventory                 -             -      (10,645)
Increase (decrease) in accounts payable     (1,751)        1,417            -
Increase in accounts payable-related party   9,113             -       18,412
Increase (decrease) in bank overdraft            -             -            -
                                           -------   -----------   ----------
   Net Cash provided by (used in)
   Operating activities                          -             -      (57,260)

Cash Flows from Investing Activities
Purchase of property and equipment               -             -      (12,433)
Website development costs                        -             -      (10,309)
                                           -------   -----------   ----------
  Net Cash used in Investing activities          -             -      (22,742)

Cash Flows from Financing Activities
Stock offering costs                             -             -       (6,072)
Related-party receivable                         -             -       (1,000)
Proceeds from the issuance of common stock       -             -       87,150
                                           -------   -----------   ----------
   Net Cash provided by Financing activities     -             -       80,078

Net increase (decrease) in Cash                  -             -           76
Beginning Cash Balance                          76           160            -
                                           -------   -----------   ----------
Ending Cash Balance                        $    76   $       160   $       76
                                           =======   ===========   ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest   $     0   $         0   $        0
  Cash paid during the year for income taxes     0             0            0

          See accompanying notes to financial statements

                   BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                 Notes to Financial Statements
                      December 31, 2004

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

          (c) Net Loss Per Common Share

          The Company has adopted Statement of Financial Accounting
          Standards No. 128, Earnings Per Share. Statement No. 128 revised the manner in which loss per share is calculated. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to common stock equivalents. There are no common stock equivalents outstanding as of December 31, 2004 or 2003 thus, basic and diluted loss per share calculations are the same.

          (d) Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending December 31, 2004 the Company did not have non-cash investing or financing activities.

                    BEAR LAKE RECREATION, INC.
                    [A Development Stage Company]
                    Notes to Financial Statements
                    December 31, 2004

Note 1    Organization and Summary of Significant Accounting Policies-
          (continued)

          (e) Inventories

          Inventories have subsequently been written off.

          (f) Use of Estimates in Preparation of Financial Statements

          The financial statements contained herein have been prepared by management and are unaudited. It is believed that these financial statements conform with U. S. generally accepted accounting principles which require management to make estimates and assumptions
          that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                    BEAR LAKE RECREATION, INC.
                  [A Development Stage Company]
                  Notes to Financial Statements


 Note 4   Related Party Transactions

          The Company has received advances from an investor in order to fund operating expenses. The loan is interest free, unsecured and payable on demand. The balance of the loan as of December 31, 2004 is $18,412.

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

Results of Operations.
----------------------

Three Months Ended December 31, 2004 compared to Three Months Ended December 31, 2003.
---------

          In the quarterly period ended December 31, 2004, we had sales of $0, compared to the quarterly period ended December 31, 2003, with sales of $0. General and administrative expenses were $1,417 for the December 31, 2003 period compared to $4,544 for the December 31, 2004 period. We had net loss of $1,417 for the December 31, 2003 period compared to a net loss of $4,544 for the December 31, 2004 period.

Six Months Ended December 31, 2004 compared to Six Months Ended December 31,
2003.
-----

          In the six months ended December 31, 2004, we had sales of $0, compared to the six months ended December 31, 2003, with sales of $0. General and administrative expenses were $1,417 for the December 31, 2003 period compared to $8,862 for the December 31, 2004 period. We had net loss of $1,417 for the December 31, 2003 period compared to a net loss of $8,862 for the December 31, 2004 period.

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of December 31, 2004, were $76. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

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

Item 3.   Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         31.1 302 Certification of Wayne Bassham

         31.2 302 Certification of Todd Albiston

         32 906 Certification

     (b) Reports on Form 8-K.

         8-K Current Report dated September 28, 2004, and filed with the Securities and Exchange Commission on September 29, 2004, regarding the issuance of 1,500,000 shares to members of management.

         8-K Current Report dated March 5, 2004, and filed with the Securities and Exchange Commission on November 12, 2004, regarding the change of our accountants.

                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BEAR LAKE RECREATION, INC.


Date: 1/31/2005                          By:/s/Wayne Bassham
      ---------                             ------------------------
                                            Wayne Bassham
                                            President and Director

Date: 1/31/2005                          By:/s/Todd Albiston
      ---------                             ------------------------
                                            Todd Albiston,
                                            Secretary/Treasurer and Director