Form 10QSB
period 2005-03-31
BEAR LAKE RECREATION INC
filed 2005-05-16
CIK 1074871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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


                           4685 S. Highland Drive #202
                           Salt Lake City, Utah 84117
                    (Address of principal executive offices)

                                 (801) 278-9424
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

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


                                  May 10, 2005
                                2,874,200 shares

Transitional Small Business Disclosure Format (Check one):  Yes  X  No
                                                                ---   ---


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                                  BEAR LAKE RECREATION, INC.
                                [A Development Stage Company]
                                         Balance Sheet
                                        March 31, 2005


ASSETS


Current Assets:
    Cash in bank                                                               $               76
                                                                                 ------------------
      Total Current Assets                                                                     76
                                                                                 ------------------
           Total Assets                                                        $               76
                                                                                 ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT


Liabilities:
  Current Liabilities:
  Accounts payable                                                             $                  0
  Accounts payable-related party                                                             20,188
                                                                                 ------------------
      Total Current Liabilities                                                              20,188
           Total Liabilities                                                                 20,188


Stockholders' Deficit:
  Common Stock -- 50,000,000 shares authorized having a
   par value of $.001 per share; 2,874,200 shares issued
   and outstanding                                                                           2,874
  Additional Paid-in Capital                                                                79,704
  Deficit accumulated during the development stage                                        (102,690)
                                                                                 ------------------
      Total Stockholders' Deficit                                                          (20,112)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $                76
                                                                                 ==================





                        See accompanying notes to financial statements



                                  BEAR LAKE RECREATION, INC.
                                [A Development Stage Company]
                                   Statements of Operations
       For the three and Nine month periods ended March 31, 2005 and 2004, and for the
               Period from Inception [October 22, 1998] through March 31, 2005




                                    Three            Three          Nine            Nine      October 22,
                                    Months          Months         Months          Months         1998
                                    Ended            Ended          Ended           Ended       through
                                   3/31/05          3/31/04        3/31/05         3/31/04      3/31/05
                                 ------------     -----------    -----------     ----------- --------------
Sales                         $             0   $           0 $            0   $           0          1,396
Cost of Sales                               0               0              0               0            707
                                 ------------     -----------    -----------     ----------- --------------
            Gross Profit                    0               0              0               0            689
General and administrative              1,776           3,016         10,638           4,433         83,668
expenses
                                 ------------     -----------    -----------     ----------- --------------
  Net loss from operations            (1,776)         (3,016)       (10,638)         (4,433)       (82,979)
Other Income(Expense)
  Write off of inventory                    -               -              -               -       (10,645)
  Loss on sale of assets                    -               -              -               -        (9,066)
                                 ------------     -----------    -----------     ----------- --------------
            Total Other                     -               -              -               -       (19,711)
Income(Expense)
Net loss before taxes                 (1,776)         (3,016)       (10,638)         (4,433)      (102,690)
            Income taxes                    0               -              0               0              -
                                 ------------     -----------    -----------     ----------- --------------
Net Loss                      $       (1,776)   $     (3,016) $     (10,638)   $     (4,433)      (102,690)
                                 ============     ===========    ===========     =========== ==============


Loss Per Share-Basic and Diluted        (0.01)         (0.01)         (0.01)          (0.01)         (0.07)
                                  ============     ==========    ===========     =========== ==============

Weighted Average Shares
Outstanding-Basic and               2,874,200       1,374,200      2,245,786      1,374,200      1,471,166
Diluted
                                  ============     ==========    ===========     =========== ==============






                             See accompanying notes to financial statements


                                   BEAR LAKE RECREATION, INC.
                                  [A Development Stage Company]
                                    Statements of Cash Flows
              For the Nine month periods ended March 31, 2005 and 2004, and for the
                 Period from Inception [October 22, 1998] through March 31, 2005





                                                         Nine            Nine              October
                                                         Months          Months            22, 1998
                                                         Ended           Ended             through
                                                         3/31/05         3/31/04           3/31/05
                                                         -----------     -------------     ------------
Cash Flows from Operating Activities
Net Loss                                             $      (10,638) $         (4,433)   $    (102,690)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                  -                 -            4,799
    Loss on disposal of equipment                                  -                 -            9,066
    Write off of related party receivable                          -                 -            1,000
    Write off of Website development costs                         -                 -            8,877
    Write off of inventory                                                                       10,645
    Stock Issued for Services                                  1,500                              1,500
Decrease (increase) in inventory                                   -                 -         (10,645)
Increase in accounts payable                                 (1,751)           (1,651)                -
Increase in accounts payable-related party                    10,889             6,084           20,188
Increase (decrease) in bank overdraft                              0                 0                0
                                                         -----------     -------------     ------------
   Net Cash provided by (used in) Operating activities             0                 0         (57,260)

Cash Flows from Investing Activities
Purchase of property and equipment                                 -                 -         (12,433)
Website development costs                                          -                 -         (10,309)
                                                         -----------     -------------     ------------
  Net Cash used in Investing activities                            -                 -         (22,742)

Cash Flows from Financing Activities
Stock offering costs                                               -                 0          (6,072)
Related-party receivable                                           -                 0          (1,000)
Proceeds from the issuance of common stock                         -     $          0            87,150
                                                         -----------     -------------     ------------
   Net Cash provided by Financing activities                       -                 0           80,078

Net increase (decrease) in Cash                                    0                 0               76
Beginning Cash Balance                                            76               160                -
                                                         -----------     -------------     ------------
Ending Cash Balance                                  $            76 $             160   $           76
                                                         ===========     =============     ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest               $          0    $            0    $           0
  Cash paid during the year for income taxes           $          0    $            0    $           0

                         See accompanying notes to financial statements

                     Notes to Codensed Financial Statements
                                 March 31, 2005


        PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

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

     In addition, the Company intents to submit for application to the NASD Bulletin Board during the next fiscal quarter.

     Our Company's only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

Results of Operations.

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004.

     In the quarterly period ended March 31, 2005, we had sales of $0, compared to the quarterly period ended March 31, 2004, with sales of $0. General and administrative expenses were $1,776 for the March 31, 2005 period compared to $3,016 for the March 31, 2004 period. We had net loss of $1,776 for the March 31, 2005 period compared to a net loss of $3,016 for the March 31, 2004 period.

     In the nine months ended March 31, 2005, we had sales of $0, compared to the nine months ended March 31, 2004, with sales of $0. General and administrative expenses were $10,638 for the March 31, 2005 period compared to $4,433 for the March 31, 2004 period. We had net loss of $10,638 for the March 31, 2005 period compared to a net loss of $4,433 for the March 31, 2004 period.

Liquidity and Capital Resources.

     Our total assets as of March 31, 2005, were $76. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

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

None; not applicable

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BEAR LAKE RECREATION, INC.

Date: 5/12/2005                          By:/s/Wayne Bassham
      ---------                             ------------------------
                                            Wayne Bassham
                                            President and Director

Date: 5/12/2005                          By:/s/Todd Albiston
      ---------                             ------------------------
                                            Todd Albiston,
                                            Secretary/Treasurer and Director