Form 10KSB/A
period 2004-06-30
BEAR LAKE RECREATION INC
filed 2005-08-31
CIK 1074871

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB/A

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

     (1)   Yes X    No            (2)   Yes  X    No
              ---      ---                  ---      ---


Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                   ----    ----

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                   ----    ----

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


     State Issuer's revenues for its most recent fiscal year: June 30, 2005;
None.


     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.


     June 30, 2005 - $874.20. There are approximately 874,200 shares of common voting stock of the Registrant held by non-affiliates. During the past year, there has been no market for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.


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

     August 23, 2005; 2,874,200.


               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

   Transitional Small Business Issuer Format   Yes  X    No
                                                   ---      ---

                           Forward-looking Statements

     Statements  made in  this  Registration  Statement  which  are  not  purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest ate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company's operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

                                  Risk Factors
                                  ------------
     In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

Substantial Risk exists due to our Extremely Limited Assets and we have No Source of Revenue to pursue operations.
------------------------------------------

     Our Company has no assets and no profitable operations since inception. We will not receive additional revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger, at the earliest. We can provide no assurance that any selected or acquired business will produce any material revenues for our Company or our stockholders or that any such business will operate on a profitable basis.

Our Company May Be Deemed to Be a "Blank Check" Company Until We Adopt a Business Plan.
-------------

     The limited business operations of our Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by our Company are winding down the business and to manage our current limited assets and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for securities of our Company or pursuant to a reorganization or merger through which securities of our Company will be issued or exchanged.

Our lack of a business plan makes governing the Discretionary Use of Proceeds difficult as is common with "Blank Check" Companies.
-------------------------------------------------------------

     Because our Company is not currently engaged in any substantive business activities, as well as management's broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or business, our Company may be deemed to be a "blank check" company. Although management intends to apply any proceeds we may receive through the issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. Our Company can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.

If we unable to successfully evaluate a business opportunity it would have a negative impact on our future.
------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; our Company may also advertise our availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

The Absence of Substantive Disclosure Relating to Prospective Acquisitions could substantial increase the risk of any transaction.
------------------------------------------------

     Because our Company has not yet identified any industry or assets, property or business that we may engage in or acquire, potential investors in our Company will have virtually no substantive information upon which to base a decision whether to invest in our Company. Potential investors would have access to significantly more information if our Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. Our Company can provide no assurance that any investment in our Company will not ultimately prove to be less favorable than such a direct investment.

Risks associated with select industries or businesses are currently unknown and cannot be ascertained.
---------------------

     To date, our Company has not identified any particular industry or business in which to concentrate our potential interests. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which our Company may acquire. To the extent that our Company may acquire a business in a high risk industry, our Company will become subject to those risks. Similarly, if our Company acquires a financially unstable business or a business that is in the early stages of development, our Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

We do not know the structure of future acquisitions or how it will affect our Company.
--------

     Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because our Company has virtually no resources as of the date of this Registration Statement, management expects that any such acquisition would take the form of an exchange of capital stock.

Our Auditor has expressed an opinion on the substantial risk associated with our ability to continue as a 'Going Concern' Opinion.
-------------------------------------------------

     The Independent Auditor's Report issued in connection with the audited financial statements of our Company for the fiscal year ended June 30, 2004 and 2003, expresses "substantial doubt about its ability to continue as a going concern," due to our Company's status as a start up and our lack of profitable operations. See the Index to Financial Statements, Part F/S of this Annual Report on Form 10-KSB.

We have never been profitable.
------------------------------

     Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

Our  common  stock can be defined as "penny  stock"
---------------------------------------------------

     Penny Stocks are more difficult to sell then exchange traded securities and if a market does develop for our securities there is substantial risk regarding your ability to sell our common stock.

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

General History
---------------


     The Company's initial operations consisted of renting snowmobiles and all-terrain vehicles (ATV's). The Company had also planned on organizing snowmobile rental packages which would have included lodging at Ideal Beach Resort at Bear Lake, Utah. On or about October 1999 the Company has abandoned the snowmobile, ATV and lodging plans. The Company's lack of success was credited with entering the marketplace during a year that was the beginning of a drought cycle, resulting in below average snowfall and competitive growth from one to three self-promoting developmental properties. The operations of the Company ceased due to depleted capital resources resulting from offering vacation packages lacking in demand.

     On June 27, 2000, the Company entered into a licensing agreement with AlCORP, an Oregon limited liability company, to purchase the right to manufacture, use, market, and sell the "NetCaddy", a backpack style bag used to transport fishing gear. By the end of the first quarter of 2002 the Company had also abandoned the "Net Caddy" operations. The Company realized only minimal sales through its e-commerce site and 800 number infomercial run. Additionally, due to the exhaustion of its capital resources, the Company could no longer maintain the infrastructure required for sales promotion while faced with limited consumer demand.


     Our Company has had no material business operations since 2002. Our Company may begin the search for the acquisition of assets, property or business that may benefit our Company and its stockholders once the Board of Directors sets guidelines of industries in which our Company may have an interest.

     We voluntarily filed a Registration Statement on Form 10-SB, with the Securities and Exchange Commission on March 8, 2002 so that we could become a "reporting issuer" under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); that will allow us to seek to have our securities publicly quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") or some other nationally recognized medium. Our management believes that being a "reporting issuer" will facilitate this process for us. Presently, the NASD requires companies seeking quotations on the OTC Bulletin Board to be "reporting issuers," and management also believes that in the present corporate regulatory climate, being a "reporting issuer" will soon become a requirement for every nationally recognized medium on which securities of companies are publicly traded. The information required to be filed by us with the Securities and Exchange Commission as a "reporting issuer" may also provide us with some credibility when seeking future business opportunities.


     Our Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries of interest to our Company.


Business

     Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity's management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest. Unless required by applicable federal or state laws or regulations, we do not expect that shareholders will have be asked to approve any acquisition or combination.

Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

     Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management or directors in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

     Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

     None of our current or former directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us. We do not intend provide any notices or conduct any advertisement in the search for business opportunities.


Public Offerings
----------------

     On October 25, 1998, the Board of Directors authorized a stock issuance totaling 1,000,000 shares to Steven D. Moulton, formerly an officer of the Company, for cash consideration of $1,000.


     Pursuant to a Confidential Offering Memorandum dated November 15, 1998 to March 4, 1999, the Company conducted a public offering pursuant to Rule 504 of Regulation D of the Securities and Exchange Commission, for the sale of 45,000 shares of its one mill ($0.001) par value common stock at a price of $1.00 per share for gross proceeds of $45,000 cash from 32 investors. These securities were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "1933 Act"), under Section 3(b) thereof and Rule 504 promulgated by the Securities and Exchange Commission as a part of Regulation D. The Company had limited operations and a specific business plan at the time of the offering. Sales were made only to accredited and no more than 35 unaccredited investors. The proceeds of this offering were exhausted in pursuit of the Company's initial operations of renting snowmobiles and all-terrain vehicles (ATV's). The Company had also planned on organizing snowmobile rental packages that would have included lodging at Ideal Beach Resort at Bear Lake, Utah. The Company abandoned the snowmobile, ATV and lodging plans.

     In July and August 2000, the Company completed an offering pursuant to Rule 506 of Regulation D, for the sale of 329,200 shares of its one mill ($0.001) par value common stock at a price of $0.125 per share for gross proceeds of $41,150 cash consideration for the issuance from 24 investors. The Company utilized the funds for operations related to a licensing agreement, as entered into on June 27, 2000, with ALCORP, an Oregon limited liability company, to purchase rights to manufacture, use, market, and sell the NetCaddy, a backpack style bag used to transport fishing gear. The Company has also abandoned the NetCaddy plans.

     Historically, the Company has experienced changes in control through either shares purchased by Mr. Gillen at $0.04 per share or the issuance of a number of restricted shares sufficient to cause a change of control by the Company at $.001 par value. The per share price has varied and has been substantially different from both the 504 and 506 offerings previously conducted. The valuations of all prior share issuances were arbitrary due to the complete lack of any market for our common stock. While neither change of control occurred while the Company had operations it is likely that until such time as the Company has an established trading market and operations, any future change of control may also treat share price arbitrarily due to the inability to complete a qualitative valuation on the Company's shares.


Changes in Control
------------------


     On or about October 28, 1999, Frank Gillen purchased 700,000 shares of the Company's common stock from Steve Moulton for approximately $.04 per share. In conjunction with the sale, Mr. Moulton resigned and appointed Mr. Gillen as a Director and President. Mr. Gillen resigned as President of our Company in August of 2003 and new officers and directors were appointed.


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


     Historically, the Company has experienced changes in control through either shares purchased by Mr. Gillen at $0.04 per share or the issuance of a number of restricted shares sufficient to cause a change of control by the Company at $.001 par value. The per share price has varied and has been substantially different from both the 504 and 506 offerings previously conducted. The valuations of all prior share issuances were arbitrary due to the complete lack of any market for our common stock. While neither change of control occurred while the Company had operations it is likely that until such time as the Company has an established trading market and operations, any future change of control may also treat share price arbitrarily due to the inability to complete a qualitative valuation on the Company's shares.

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


     We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K12G3.

     If we are acquired by a non-"reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-"reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. Effective August 22, 2005, any acquisition that will result in our Company no longer being a "blank check" or "blind pool" company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.


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

     The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like our Company, and may make the use of these companies obsolete.

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


     For a  discussion  of our history and plan of  operation  please see PartI,
Item I of the Annual Report.

     The increase in our operating expenses from $3,995 for the year ended June 30, 2003 to $6,209 for the year ended June 30, 2004 was a result of increased legal and accounting expenses. There are no other material line item changes to our financial statements.

     Our Company's only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months. None of our officers and directors have any obligation to provide any funding however it is anticipated that shareholders will likely continue to loan the Company any necessary funds.

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

     During the fiscal year ended 6-30-2001, and through the date of this Annual Report, there were no disagreements between us and Hansen, Barnett & Maxwell whether resolved or not resolved, on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. With the exception of a "going concern" qualification, the reports of Hansen, Barnett & Maxwell did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the 2001 fiscal year, and through the date of this Current Report, Hansen, Barnett & Maxwell has not advised us that any of the following exists or is applicable:

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

     During our fiscal year ended 6-30-2001, and through the date of this Annual Report, we have not consulted Mantyla McReynolds & Associates, regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements or any other financial presentation whatsoever. See our 8-K Current Report regarding this change in accountants dated March 5, 2004, and filed with the Securities and Exchange Commission on November 12, 2004. See Item 13, Part II.


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

Business Experience.
--------------------

     Wayne Bassham, our President is 47 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past fifteen years.

     Derrick Albiston, our Vice President and director is 26 years of age. Mr. Albiston has been employed by Staff Care, a physician placement company, in Salt Lake City, UT during the past year. Mr. Albiston has a Bachelors degree from the University of Utah where he studied and worked in small to large film productions. Mr. Albiston continues to work in graphic, video and film design for Mouse Design, a Utah company owned by Mr. Albiston.

     Todd Albiston, our Secretary/Treasurer is 47 years of age. Mr. Albiston has been employed as an account manager for Physician Sales and Service, Inc. for the past year. For the preceeding thirteen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company.


Previous Blank Check Experience.
--------------------------------

     Mr. Todd  Albiston was  Secretary  and a director of Western  International
Pizza, Inc. from 5/15/01 until his resignation on 4/26/02 when the Company became Accupoll Holdings, Inc. OTCBB ("ACUP"). He served as Vice President and a director from 6/30/01 to 10/9/01 for Unistone, Inc. prior to its becoming Cash Systems, Inc., an AMEX traded Company ("CKN"); He also served as Vice President and director of Fin Sports U.S.A., Inc. from 9/25/98 to 11/16/99 at which time it became LifeF X, Inc., formerly Fin Sports U.S.A., Inc.

     Mr. Bassham was President and a director of Western International Pizza, Inc. from 5/15/01 until his resignation on 4/26/02 when the Company became Accupoll Holdings, Inc. an OTCBB listed Company ("ACUP"). He served as Secretary Treasurer and a director from 6/30/01 to 10/9/01 for Unistone, Inc. prior to its becoming Cash Systems, Inc., an AMEX traded Company ("CKN"); He also served as President and director of Fin Sports U.S.A., Inc. from 9/25/98 to 11/16/99 at which time it became LifeF X, Inc.,

     Derrick Albiston has never held a position or been deemed an affiliate of a blank check company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------


     The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of June 30, 2003, 2004, and 2005:

                                         Number and Percentage
                                      of Shares Beneficially Owned
                                         ----------------------------

Name and Address                     6/30/03      6/30/04         6/30/05
----------------                    --------     --------      --------------
Wayne Bassham                       -0-            -0-         500,000 17.4%

Derrick Albiston                    -0-            -0-         500,000 17.4%

Todd Albiston                       -0-            -0-         500,000 17.4%

Frank Gillen                    700,000 51.0%  700,000 51.0%   250,000  8.7%

Steven D. Moulton               250,000 18.2%  250,000 18.2%   250,000  8.7%

TOTALS                          950,000 69.2%  950,000 69.2% 2,450,000 69.6%


Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of June 30, 2003 and 2004, and 2005:


                                             Number and Percentage
                                       of Shares Beneficially Owned
                                          ----------------------------
Name and Address                     6/30/03      6/30/04         6/30/05
----------------                    --------     --------      --------------
Wayne Bassham                       -0-            -0-         500,000* 17.4%

Derrick Albiston                    -0-            -0-         500,000* 17.4%

Todd Albiston                       -0-            -0-         500,000* 17.4%

TOTALS                              -0-            -0-       1,500,000* 52.2%

* The directors and executive officers have resolved that the securities of the Company that are were issued to and are owned by Mr. Derrick Albiston, Mr. Todd Albiston and Mr. Wayne Bassham amounting to 1,500,000 shares or approximately 52.2% of our outstanding voting securities, the undersigned hereby agree not to publicly resell these securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities.

Changes in Control.
-------------------

     To the knowledge of management, there are no present arrangements or pledges of our Company's securities which may result in a change in control.


     Historically, the Company has experienced changes in control through either shares purchased by Mr. Gillen at $0.04 per share or the issuance of a number of restricted shares sufficient to cause a change of control by the Company at $.001 par value. The per share price has varied and has been substantially different from both the 504 and 506 offerings previously conducted. The valuations of all prior share issuances were arbitrary due to the complete lack of any market for our common stock. While neither change of control occured while the Company had operations it is likely that until such time as the Company has an established trading market and operations, any future change of control may also treat share price arbitrarily due to the inability to complete a qualitative valuation on the Company's shares.


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

**Incorporated herein by reference as previously filed with the Securities and Exchange Commission as exhibits to our Form 10-KSB for the year ended June 30, 2004.

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

                                   BEAR LAKE RECREATION, INC.


Date: 8/30/2005                    By/s/ WAYNE BASSHAM
                                     Wayne Bassham, President and
                                     Director


Date: 8/30/2005                    By/s/ DERRICK ALBISTON
                                     Derrick Albiston, Vice President and
                                     Director


Date: 8/30/2005                    By/s/ TODD ALBISTON
                                     Todd Albiston, Secretary/Treasurer and
                                     Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   BEAR LAKE RECREATION, INC.


Date: 8/30/2005                   By/s/ WAYNE BASSHAM
                                     Wayne Bassham, President and
                                     Director


Date: 8/30/2005                   By/s/ DERRICK ALBISTON
                                     Derrick Albiston, Vice President and
                                     Director


Date: 8/30/2005                   By/s/ TODD ALBISTON
                                     Todd Albiston, Secretary/Treasurer and
                                     Director