Form 10KSB
period 2005-06-30
BEAR LAKE RECREATION INC
filed 2005-09-30
CIK 1074871

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended June 30, 2005
                               -------------

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

     June 30, 2005 - $1,374.20. There are approximately 1,374,200 shares of common voting stock of the Registrant held by non-affiliates. During the past year, there has been no market for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

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

     September 30, 2005; 4,374,200.

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

   Transitional Small Business Issuer Format   Yes  X    No
                                                   ---      ---

                           Forward-looking Statements

     Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Our Company May Be Deemed to Be a "Blank Check" Company Until We Adopt a Business Plan.
-------------

     The limited business operations of our Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by our Company are to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for securities of our Company or pursuant to a reorganization or merger through which securities of our Company will be issued or exchanged.

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

If we are unable to successfully evaluate a business opportunity it would have a negative impact on our future.
------------------------------

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

The Absence of any Substantive Disclosure Relating to Prospective Acquisitions could substantial increase the risk of any transaction.
------------------------------------------------

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

Our Auditor has expressed an opinion on the substantial risk associated with our ability to continue as a 'Going Concern' Opinion.
-------------------------------------------------

     The Independent Auditor's Report issued in connection with the audited financial statements of our Company for the fiscal year ended June 30, 2005 and 2004, expresses "substantial doubt about its ability to continue as a going concern," due to our Company's status as a start up and our lack of profitable operations. See the Index to Financial Statements, Part F/S of this Annual Report on Form 10-KSB.

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

     We authorized the issuance of 1,500,000 shares of our common stock to our officers and directors for services on September 28, 2004. We authorized the issuance of an additional 1,500,000 shares of our common stock to our officers and directors for services on September 29, 2005, which is subsequent to the date of this Report. There are currently 4,374,200 shares issued and outstanding.

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

     Pursuant to a Confidential Offering Memorandum dated November 15, 1998, the Company conducted a public offering pursuant to Rule 504 of Regulation D of the Securities and Exchange Commission, for the sale of 45,000 shares of its one mill ($0.001) par value common stock at a price of $1.00 per share for gross proceeds of $45,000 cash from 32 investors. These securities were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "1933 Act"), under Section 3(b) thereof and Rule 504 promulgated by the Securities and Exchange Commission as a part of Regulation D. The Company had limited operations and a specific business plan at the time of the offering. Sales were made only to accredited and no more than 35 unaccredited investors. The proceeds of this offering were exhausted in pursuit of the Company's initial operations of renting snowmobiles and all-terrain vehicles (ATV's). The Company had also planned on organizing snowmobile rental packages that would have included lodging at Ideal Beach Resort at Bear Lake, Utah. The Company abandoned the snowmobile, ATV and lodging plans.

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

     Historically, the Company has experienced changes in control through either shares purchased by Frank Gillen at $0.04 per share or the issuance of a number of restricted shares sufficient to cause a change of control by the Company at $.001 par value. The per share price has varied and has been substantially different from both the 504 and 506 offerings previously conducted. The valuations of all prior share issuances were arbitrary due to the complete lack of any market for our common stock. While neither change of control occurred while the Company had operations it is likely that until such time as the Company has an established trading market and operations, any future change of control may also treat share price arbitrarily due to the inability to complete a qualitative valuation on the Company's shares.

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

     On September 28, 2004, we authorized the issuance of 1,500,000 shares of our common stock to our officers and directors as payment for their services to our Company (or approximately 52.2% of the issued and outstanding shares). Other than the aforementioned, there have been no changes in control. There are no present arrangements or pledges of our securities that may result in a change in control of Bear Lake Recreation. See the caption "Management's Discussion and Analysis".

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

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
---------------------------------

     Our Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of Jenson Services, Inc. which are provided at no cost to the Company. See Part I, Item 1.

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

Recent Sales of "Restricted Securities".
----------------------------------------

     We authorized the issuance of 1,500,000 shares, 500,000 shares each, to our Company's officers and directors for services on September 28, 2004.

     Subsequent to the date of this report, we authorized the issuance of an additional 1,500,000 shares, 500,000 shares each, to our Company's officers and directors for services on September 29, 2005. No other sales of unregistered securities have been made since then.

     The following table is as of the latest practicable date:

NAME OF BENEFICIAL OWNER               NUMBER OF SHARES       CONSIDERATION
------------------------------------   ----------------     -----------------
Todd Albiston, SEC / TR                   1,000,000         Services at $.001
Wayne Bassham, PRES                       1,000,000         Services at $.001
Derrick Albiston, VP                      1,000,000         Services at $.001

Holders.
--------

     The number of record holders of our Company's common stock as of the fiscal year ended June 30, 2005 was approximately 65. This does not include an indeterminate number of shareholders who may hold thier shares in "street name".

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     Our Company has not engaged in any material operations during the year end June 30, 2005 or since 2002.

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

     The increase in our operating expenses from $6,207 for the year ended June 30, 2004 to $14,289 for the year ended June 30, 2005 was a result of increased legal and accounting expenses. There are no other material line item changes to our financial statements.

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

Item 7.  Financial Statements.
------------------------------

For the periods ended June 30, 2005 and 2004

     Report of Independent Registered Public Accounting Firm

     Balance Sheet, June 30, 2005

     Statements of Operations, for the years ended June 30, 2005 and 2004 and for the period from Inception [October 22, 1998] through June 30, 2005

     Statements of Stockholders' Equity (Deficit), for the years ended June 30, 2005 and 2004 and for the period from Inception [October 22, 1998] through June 30, 2005

     Statements of Cash Flows, for the years ended June 30, 2005 and 2004 and for the period from Inception [October 22, 1998] through June 30, 2005

     Notes to the Financial Statements

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]

                   FINANCIAL STATEMENTS

                         JUNE 30, 2005


              [WITH INDEPENDENT AUDITORS' REPORT]

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]


                        TABLE OF CONTENTS

                                                                      Page

Report of Independent Registered Public Accounting Firm                 1

Balance Sheet -- June 30, 2005                                          2

Statements of Operations for the years ended June 30, 2005
 and 2004 and for the period from Inception [October 22, 1998]
through June 30, 2005                                                   3

Statements of Stockholders' Equity/(Deficit) from Inception
[October 22, 1998] through June 30, 2005                                4

Statements of Cash Flows for the years ended June 30, 2005 and
2004 and for the period from Inception [October 22, 1998]
through June 30, 2005                                                   5

Notes to Financial Statements                                       6 - 8

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bear Lake Recreation, Inc. [a development stage company]:

We have audited the accompanying balance sheet of Bear Lake Recreation, Inc. as of June 30, 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 2005 and 2004, and for the period from inception [October 22, 1998] through June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Lake Recreation, Inc. [A development stage company] as of June 30, 2005, and the results of operations and cash flows as of June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss and negative operating cash flows as of June 30, 2005. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



Mantyla McReynolds, LLC

Salt Lake City, Utah
September 6, 2005

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                          Balance Sheet
                          June 30, 2005


                                     ASSETS

                                                    -----------
Total Assets                                        $         0
                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Current Liabilities:
  Accounts payable                                  $         0
  Accounts payable-related party - Note 3                23,763
                                                    -----------
      Total Current Liabilities                          23,763
                                                    -----------
           Total Liabilities                             23,763

Stockholders' Deficit- Note 4:
  Common Stock -- 50,000,000 shares authorized
   having a par value of $.001 per share;
   2,874,200 shares issued and outstanding                2,874
  Additional Paid-in Capital                             79,704
  Deficit accumulated during the development stage     (106,341)
                                                    -----------
Total Stockholders' Deficit                             (23,763)
                                                    -----------
Total Liabilities and Stockholders' Deficit         $         0
                                                    ===========

          See accompanying notes to financial statements

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                     Statements of Operations
 For the years ended June 30, 2005 and 2004 and for the period from Inception [October 22, 1998] through June 30, 2005
                                                               From Inception
                                      For The Years Ended       October 22,
                                            June 30,            1998 through
                                        2005       2004        June 30, 2005

Revenues, Net of discounts            $       -   $       -     $     1,396
Cost of Sales                                 -           -             707
                                      ---------   ---------     -----------
Gross Profit                                  -           -             689

        General and Administrative
         expenses                        14,289       6,207          87,319
                                      ---------   ---------     -----------
Net Income (Loss) from operations       (14,289)     (6,207)        (86,630)

Other Income(Loss)
  Write off of inventory                      -           -         (10,645)
  Loss on sale of assets                      -           -          (9,066)
                                      ---------   ---------     -----------
Total Other Income(Loss)                      -           -         (19,711)
                                      ---------   ---------     -----------
Net Loss before taxes                   (14,289)     (6,207)       (106,341)
  Provision for Income taxes                  -           -               -
                                      ---------   ---------     -----------
Net Loss                              $ (14,289)  $  (6,207)    $  (106,341)
                                      =========   =========     ===========
Loss Per Share-Basic and Diluted          (0.01)      (0.01)          (0.07)
                                      =========   =========     ===========
Weighted Average Shares Outstanding-
Basic and Diluted                     2,504,337   1,374,200       1,456,996
                                      =========   =========     ===========



          See accompanying notes to financial statements

                   BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
          Statements of Stockholders' Equity(Deficit)
 For the period from Inception [October 22, 1998] through June 30, 2005

                                       Additional                    Net
                     Common   Common   Paid-in    Accumulated   Stockholders'
                     Shares   Stock    Capital       Deficit  Equity/(Deficit)
Balance,
October 22, 1998             -   $     -  $        -  $         -  $       -

Shares issued for
cash in October
1998 at $.001 per
share                1,000,000     1,000           -            -      1,000

Shares issued for
cash in March 1999
at $1.00 per share      45,000        45      44,955            -     45,000

Stock offering costs         -         -      (6,072)           -     (6,072)

Net loss for the year
ended June 30, 1999          -         -           -      (16,134)   (16,134)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 1999        1,045,000     1,045      38,883      (16,134)    23,794

Net loss for the year
ended June 30, 2000          -         -           -       (6,828)    (6,828)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2000        1,045,000     1,045      38,883      (22,962)    16,966

Shares issued for
cash in July 2000
at $.125 per share     259,200       259      32,141            -     32,400

Shares issued for
cash in August 2000
at $.125 per share      70,000        70       8,680            -      8,750

Net loss for the year
ended June 30, 2001          -         -           -      (32,303)   (32,303)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2001        1,374,200     1,374      79,704      (55,265)    25,813

Net loss for the year
ended June 30, 2002          -         -           -      (26,635)   (26,635)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2002        1,374,200     1,374      79,704      (81,900)      (822)

Net loss for the year
ended June 30, 2003                                        (3,945)    (3,945)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2003        1,374,200     1,374      79,704      (85,845)    (4,767)

Net loss for the year
ended June 30, 2004          -         -           -       (6,207)    (6,207)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2004        1,374,200     1,374      79,704      (92,052)   (10,974)

Shares issued for services
in September 2004 at
$.001 per share      1,500,000     1,500                               1,500

Net loss for the year
ended June 30, 2005                                       (14,289)   (14,289)
                    ----------   -------  ----------  -----------  ---------
Balance,
June 30, 2005        2,874,200  $  2,874  $   79,704   $ (106,341) $ (23,763)
                    ==========   =======  ==========  ===========  =========

          See accompanying notes to financial statements

                    BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                     Statements of Cash Flows
For the years ended June 30, 2005 and 2004 and for the period from Inception [October 22, 1998] through June 30, 2005

                                                                 From Inception
                                          For the Years Ended       October 22,
                                                 June 30           1998 through
                                             2005       2004       June 30, 2005
Cash Flows from Operating Activities
Net Loss                                  $ (14,289) $  (6,207)      $(106,341)
Adjustments to reconcile net (loss) to
net cash provided by operating activities:
    Depreciation and amortization                 0          0           4,799
    Shares issued for services                1,500          0           1,500
    Loss on disposal of equipment                 0          0           9,066
    Write off of related party receivable         0          0           1,000
    Write off of Website development costs        0          0           8,877
    Write off of inventory                        0          0          10,645
Decrease/(Increase) in inventory                  0          0         (10,645)
Increase/(Decrease)-accounts payable         (1,751)    (2,176)              0
Increase/(Decrease)-related party  Payable   14,464      8,299          23,763
                                          ---------  ---------       ---------
   Net Cash provided by (used in)
   Operating activities                         (76)       (84)        (57,336)

Cash Flows from Investing Activities
Purchase of property and equipment                0          0         (12,433)
Website development costs                         0          0         (10,309)
                                          ---------  ---------        ---------
  Net Cash from Investing activities              0          0         (22,742)

Cash Flows from Financing Activities
Stock offering costs                              0          0          (6,072)
Related-party receivable                          0          0          (1,000)
Proceeds from the issuance of common stock        0          0          88,650
                                         ----------  ---------        ---------
   Net Cash from Financing activities             0          0          81,578

Net increase in Cash                            (76)       (84)              0
Beginning Cash Balance                           76        160               0
                                         ----------  ---------        ---------
Ending Cash Balance                      $        0  $      76       $       0
                                         ==========  =========        =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest $        0          0               0
  Cash paid during the year for income
  taxes                                  $        0          0               0


          See accompanying notes to financial statements

                   BEAR LAKE RECREATION, INC.
                 [A Development Stage Company]
                 Notes to Financial Statements
                         June 30, 2005

8

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

     Through the year ended June 30, 2001 the Company was seeking to rent out snowmobiles and all-terrain vehicles (ATV's). In June of 2000, the Company also purchased the rights to manufacture, use, market, and sell the Net Caddy, a backpack style bag used to transport fishing gear. The Company has abandoned both the snowmobile and ATV's plans, and the Net Caddy plans.

     Currently, management's plans include finding a well-capitalized merger candidate to recommence its operations.

     The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

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

     (c)      Net Loss Per Common Share

     The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement No. 128 revised the manner in which loss per share is calculated. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to common stock equivalents. There are no common stock equivalents outstanding as of June 30, 2005 or 2004 thus, basic and diluted loss per share calculations are the same.

     (d)      Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending June 30, 2005 the Company did not have non-cash investing or financing activities.

     (e)      Impairment of Long-Lived Assets

     The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asse's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of June 30, 2005.

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

NOTE 2   LIQUIDITY AND GOING CONCERN

     The Company is a development stage enterprise, has sustained a loss from operations since inception of $106,341, and has had negative cash flows from operating activities during the period from inception [October 22, 1998] through June 30, 2005. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management's plans include finding a well-capitalized merger candidate to recommence its operations.


NOTE 3   RELATED PARTY TRANSACTIONS

     As of June 30, 2005, the Company borrowed money from an investor to pay for operating expenses. The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of June 30, 2005 and 2004 is $23,763 and $9,299, respectively.



NOTE 4   COMMON STOCK

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

     On September 28, 2004, the Company issued 1,500,000 shares of its common stock to each of its directors for services valued at $1,500 or $.001 per share.

NOTE 5   INCOME TAXES

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.


     Description                  NOL Balance           Tax             Rate
     ------------------------    --------------    --------------  -----------
        Net Operating Loss          $106,341           $36,156             34%
       Valuation Allowance                             (36,156)
                                                    -------------
      Deferred tax asset 6/30/05                            $0
                                                    =============

     During the twelve months ended June 30, 2005 and 2004 the valuation allowance increased $4,858 and $2,110 respectively.

     The Company has the following operating loss carry forwards available at June 30, 2005:

    Amount         Expires

    16,134          2019
     6,828          2020
    32,303          2021
    26,635          2022
     3,945          2023
     6,207          2024
    14,289          2025

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

Item 8(a).  Controls and Procedures.
            ------------------------

     As of September 15, 2005, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b).  Other Information.
            ------------------

     None; not applicable.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal years ending June 30, 2005 and 2004, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     To our knowledge, since June 30, 2005, all filings required to be made by current members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the Securities and Exchange Commission.

Audit Committee or Audit Committee Financial Expert.
----------------------------------------------------

     The Company does not have an audit committee or an audit committee financial expert. The Company does not believe, based upon its limited operations, that the failure to have such a committee or expert is material to the financial statements of the Company.

Code of Ethics.
---------------

     We have adopted a Code of Ethics that was filed as an exhibit 14 to our Annual Report for the year ended June 30, 2004 and is incorporated herein by reference.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
Wayne          6/30/05   0     0     0         0        0      0       $500*
Bassham        6/30/04   0     0     0         0        0      0       0
President      6/30/03   0     0     0         0        0      0       0
Director

Derrick        6/30/05   0     0     0         0        0      0       $500*
Albiston       6/30/04   0     0     0         0        0      0       0
V. Pres/Dir    6/30/03   0     0     0         0        0      0       0

Todd Albiston  6/30/05   0     0     0         0        0      0       $500*
Sec/Tres       6/30/04   0     0     0         0        0      0       0
Director       6/30/03   0     0     0         0        0      0       0


     *We authorized the issuance of 1,500,000 shares, 500,000 shares each, to our Company's officers and directors for services valued at $500 each on September 28, 2004.

Stock Option Plans.
-------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ending June 30, 2005, 2004 and 2003, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of June 30, 2005:

                                         Number and Percentage
                                      of Shares Beneficially Owned
                                         ----------------------------

Name and Address                                6/30/05
----------------                            --------------
Wayne Bassham                                500,000* 17.4%

Derrick Albiston                             500,000* 17.4%

Todd Albiston                                500,000* 17.4%

Frank Gillen                                 250,000  8.7%

Steven D. Moulton                            250,000  8.7%

TOTALS                                     2,450,000 69.6%

* Subsequent to the date of this report we authorized the issuance of an additional 1,500,000 shares, 500,000 shares each, to our Company's officers and directors for services on September 29, 2005. These shares are subject to the same registration requirement as described directly below.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of our Company's directors and executive officers as of June 30, 2005:

                                             Number and Percentage
                                       of Shares Beneficially Owned
                                          ----------------------------
Name and Address                             6/30/05
----------------                          --------------
Wayne Bassham**                             500,000* 17.4%

Derrick Albiston**                          500,000* 17.4%

Todd Albiston**                             500,000* 17.4%

TOTALS                                    1,500,000* 52.2%

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

** Subsequent to the date of this report we authorized the issuance of an additional 1,500,000 shares, 500,000 shares each, to our Company's officers and directors for services on September 29, 2005. These shares are subject to the same registration requirement as described directly above.

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


Exhibits*
Number
------
          (i)

31.1      Certification of Wayne Bassham

31.2      Certification of Todd Albiston

32        906 Certification

          (ii)

          None.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Bear Lake Recreation by its principal accountants during the calendar years ended June 30, 2005, and June 30, 2004:

     Fee category                      2005           2004
     ------------                      ----           ----

     Audit fees                        $6,256         $4,493

     Audit-related fees                $    0         $    0

     Tax fees                          $    0         $    0

     All other fees                    $    0         $    0

     Total fees                        $6,256         $4,493

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

                                   BEAR LAKE RECREATION, INC.


Date: 9/30/2005                    By/s/ WAYNE BASSHAM
                                     Wayne Bassham, President and
                                     Director

Date: 9/30/2005                    By/s/ TODD ALBISTON
                                     Todd Albiston, Secretary/Treasurer and
                                     Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   BEAR LAKE RECREATION, INC.


Date: 9/30/2005                   By/s/ WAYNE BASSHAM
                                     Wayne Bassham, President and
                                     Director

Date: 9/30/2005                   By/s/ TODD ALBISTON
                                     Todd Albiston, Secretary/Treasurer and
                                     Director