Form 10QSB
period 2005-09-30
BEAR LAKE RECREATION INC
filed 2005-11-07
CIK 1074871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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


                                October 28, 2005
                                4,374,200 shares

Transitional Small Business Disclosure Format (Check one):  Yes  X  No
                                                                ---   ---


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           Bear Lake Recreation, Inc.
                              (A Development Stage)
                             Condensed Balance Sheet
                               September 30, 2005
                                   (unaudited)

                                   ASSETS

 Current Assets
 Total Assets                                                                $                    0
                                                                               =====================

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

 Liabilities
 Current Liabilities
       Accounts Payable                                                      $                2,025
       Related Party Payable                                                                 25,234
                                                                               ---------------------
 Total Current Liabilities                                                                   27,259
                                                                               ---------------------
 Total Liabilities                                                                           27,259
 Stockholders' Deficit
       Capital Stock -- 50,000,000 shares authorized having a
          par value of $.001 per share; 4,374,200 shares issued
          and outstanding                                                                     4,374
       Additional Paid-In Capital                                                            79,704
       Accumulated Deficit during the Development Stage                                    (111,337)
                                                                               ---------------------
 Total Stockholders' Deficit                                                                (27,259)
                                                                               ---------------------
 Total Liabilities and Stockholders' Deficit                                 $                    0
                                                                               =====================






                        See accompanying notes to financial statements

                           Bear Lake Recreation, Inc.
                          (A Development Stage Company)
                        Condensed Statement of Operations
         For the Three Month Periods Ending September 30, 2005, 2004 and
         the Period from Inception (10/22/98) through September 30, 2005
                                  (Unaudited)


                                                                               For the Period
                                             For the Three Months              from Inception
                                             Ended September 30,             (10/22/98) through
                                          2005                2004           September 30, 2005
                                     ----------------    ----------------   ---------------------

 Revenues                         $                0   $               0  $                1,396

 Cost of Goods Sold                                0                   0                     707

                                     ----------------    ----------------   ---------------------
 Gross Profit                                      0                   0                     689

 General & Administrative
        Expenses                               4,996               4,318                  92,315

                                     ----------------    ----------------   ---------------------
 Net Loss from Operations                     (4,996)             (4,318)                (91,626)

 Other Income (Expense)
        Write off of inventory                     0                   0                 (10,645)
        Loss on sale of assets                     0                   0                  (9,066)
                                     ----------------    ----------------   ---------------------
  Total Other Income (Expense)                     0                   0                 (19,711)

                                     ----------------    ----------------   ---------------------
 Net Loss Before Taxes                        (4,996)             (4,318)               (111,337)
        Income Taxes                               0                   0                       0
                                     ----------------    ----------------   ---------------------
 Net Loss                         $           (4,996) $           (4,318) $             (111,337)
                                     ================    ================   =====================

 Basic loss per share             $            (0.01)  $           (0.01) $                (0.07)
                                     ================    ================   =====================

 Weighted average number of
 common shares outstanding                 2,890,504           1,407,167               1,509,082
                                     ================    ================   =====================







                             See accompanying notes to financial statements

                           Bear Lake Recreation, Inc.
                          (A Development Stage Compan)
                        Condensed Statement of Cash Flows
         For the Three Month Periods Ending September 30, 2005, 2004 and
         the Period from Inception (10/22/98) through September 30, 2005
                                  (Unaudited)

                                                                                                  For the Period
                                                              For the Three Months                from Inception
                                                               Ended September 30,              (10/22/98) through
                                                            2005                2004            September 30, 2005
                                                      -----------------    ----------------    ---------------------
Cash Flows From Operating Activities
       Net income (loss)                            $           (4,996)  $          (4,318)  $             (111,337)
       Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
           Depreciation Expense                                      0                   0                    4,799
           Shares issued for services                            1,500               1,500                    3,000
           Loss on disposal of equipment                             0                   0                    9,066
           Write off of related party receivable                     0                   0                    1,000
           Write off of Website development costs                    0                   0                    8,877
           Write off of inventory                                    0                   0                   10,645
           (Increase)/decrease in:
               Inventory                                             0                   0                  (10,645)
           Increase/(decrease) in:
               Accounts Payable                                  2,025              (1,406)                   2,025
               Related Party Payables                            1,471               4,224                   25,234
                                                      -----------------    ----------------    ---------------------
 Net Cash From Operating Activities                                  0                   0                  (57,336)

 Cash Flows From Investing Activities
      Purchase of Property and Equipment                             0                   0                  (12,433)
      Website development costs                                      0                   0                  (10,309)
                                                      -----------------    ----------------    ---------------------
 Net Cash From Investing Activities                                  0                   0                  (22,742)

 Cash Flows From Financing Activities
       Stock offering costs                                          0                   0                   (6,072)
       Related-party Receivable                                      0                   0                   (1,000)
       Proceeds from issuance of common stock                        0                   0                   87,150
                                                      -----------------    ----------------    ---------------------
 Net Cash From Financing Activities                                  0                   0                   80,078

 Net Increase in Cash                                                0                   0                        0
 Beginning Cash Balance                                              0                  76                        0
                                                      -----------------    ----------------    ---------------------
 Ending Cash Balance                                $                0   $              76   $                    0
                                                      =================    ================    =====================

 Supplemental Disclosure Information
       Cash paid for interest                       $                0   $               0   $                    0
       Cash paid for taxes                          $                0   $               0   $                    0

 5
                           Bear Lake Recreation, Inc.
                          [A Development Stage Company]
                     Condensed Notes to Financial Statements
                               September 30, 2005
                                   (Unaudited)

PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

COMMON STOCK

     On September 29, 2005, the Company issued 1,500,000 shares of its common stock, 500,000 to each of its three directors, for services rendered valued at $1,500 or $.001 per share.

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

     In addition, the Company has submitted an application to the NASD Bulletin Board. As of the date of this submission of this report on Form 10QSB our Company is waiting for the Securities and Exchange Commission to either comment on our recent EDGAR submissions or declare they have no comment on our current reporting status as a result of comments received on our Form 10SB12G Registration Statement that have not previously been answered. Until such time we will not be responding the NASD regarding questions received as a result of our Form 211 application.

     Our Company's only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

Results of Operations.

     Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004.

     In the quarterly period ended September 30, 2005 and September 30, 2004, we had no sales. General and administrative expenses were $4,996 for the September 30, 2005 period compared to $4,318 for the September 30, 2004 period. We had net loss of $4,996 for the September 30, 2005 period compared to a net loss of $4,318 for the September 30, 2004 period.


Liquidity and Capital Resources.

     Our total assets as of September 30, 2005, were $0. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

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

Item 3. Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at ensuring that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On September 29, 2005, the Company issued 1,500,000 shares of its common stock, 500,000 to each of its three directors, for services rendered valued at $1,500 or $.001 per share.

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

                           BEAR LAKE RECREATION, INC.

Date: 10/31/2005                          By:/s/Wayne Bassham
      ---------                             ------------------------
                                            Wayne Bassham
                                            President and Director

Date: 10/31/2005                          By:/s/Todd Albiston
      ---------                             ------------------------
                                            Todd Albiston,
                                            Secretary/Treasurer and Director