Form 10QSB
period 2005-12-31
BEAR LAKE RECREATION INC
filed 2006-02-14
CIK 1074871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-49671

BEAR LAKE RECREATION, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0620495
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

(801) 278-9424

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

February 7, 2006

4,374,200 shares

Transitional Small Business Disclosure Format (Check one): Yes ☒ No ☐

FINANCIAL STATEMENTS

December 31, 2005

C O N T E N T S

Condensed Balance Sheet                                                             3

Condensed Statements of Operations                                       4

Condensed Statements of Cash Flows                                      5

Notes to Unaudited Financial Statements                                6

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Balance Sheet

December 31, 2005

(Unaudited)

ASSETS

Current Assets
Total Assets	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Related Party Payable	28,675
Total Current Liabilities	28,675
Total Liabilities	28,675

Stockholders’ Deficit
Capital Stock – 50,000,000 shares authorized having a
par value of $.001 per share; 4,374,200 shares issued
and outstanding	4,374
Additional Paid-In Capital	79,704
Accumulated Deficit during the Development Stage	(112,753)
Total Stockholders’ Deficit	(28,675)
Total Liabilities and Stockholders’ Deficit	$0

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the Three and Six Months Ended December 31, 2005 and 2004, and

For the Period from Inception (October 22, 1998) through December 31, 2005

(Unaudited)

					For the Period
	For the Three Months		For the Six Months		from Inception
	Ended December 31,		Ended December 31,		(10/22/98) through
	2005	2004	2005	2004	December 31, 2005

Revenues	$0	$0	$0	$0	$1,396

Cost of Goods Sold	0	0	0	0	707

Gross Profit	0	0	0	0	689

General & Administrative
Expenses	1,416	4,544	6,412	8,862	93,731

Net Loss from Operations	(1,416)	(4,544)	(6,412)	(8,862)	(93,042)

Other Income (Expense)
Write off inventory	0	0	0	0	(10,645)
Loss on sale of assets	0	0	0	0	(9,066)
Total Other Income (Expense)	0	0	0	0	(19,711)

Net Loss Before Taxes	(1,416)	(4,544)	(6,412)	(8,862)	(112,753)
Income Taxes	0	0	0	0	0
Net Loss	$(1,416)	$(4,544)	$(6,412)	$(8,862)	$(112,753)

Basic & Diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.07)

Weighted average number of
common shares outstanding	4,374,200	2,874,200	3,632,352	2,140,504	1,534,511

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Six Months Ended December 31, 2005 and 2004, and

For the Period from Inception (October 22, 1998) through December 31, 2005

(Unaudited)

			For the Period
	For the Six Months		from Inception
	Ended December 31,		(10/22/98) through
	2005	2004	December 31, 2005
Cash Flows From Operating Activities
Net income (loss)	$(6,412)	$(8,862)	$(112,753)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation Expense	0	0	4,799
Shares issued for services	1,500	1,500	3,000
Loss on disposal of equipment	0	0	9,066
Write off of related party receivable	0	0	1,000
Write off of Website development costs	0	0	8,877
Write off of inventory	0	0	10,645
(Increase)/decrease in:
Inventory	0	0	(10,645)
Increase/(decrease) in:
Accounts Payable	0	(1,751)	0
Related Party Payables	4,912	9,113	28,675
Net Cash From Operating Activities	0	0	(57,336)

Cash Flows From Investing Activities
Purchase of Property and Equipment	0	0	(12,433)
Website development costs	0	0	(10,309)
Net Cash From Investing Activities	0	0	(22,742)

Cash Flows From Financing Activities
Stock offering costs	0	0	(6,072)
Related-party Receivable	0	0	(1,000)
Proceeds from issuance of common stock	0	0	87,150
Net Cash From Financing Activities	0	0	80,078

Net Increase in Cash	0	0	0
Beginning Cash Balance	0	76	0
Ending Cash Balance	$0	$76	$0

Supplemental Disclosure Information
Cash paid for interest	$0	$0	$0
Cash paid for taxes	$0	$0	$0

See accompanying notes to financial statement.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Notes to Financial Statements

December 31, 2005

(Unaudited)

PRELIMINARY NOTE

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005.

COMMON STOCK

On September 29, 2005, the Company issued 1,500,000 shares of its common stock, 500,000 shares to each of its three directors, for services rendered valued at $1,500 or $.001 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Plan of Operation.

Our Company’s plan of operation for the next 12 months is to:(i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

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

Our Company’s only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

Results of Operations.

Six Months Ended December 31, 2005 compared to Six Months Ended December 31, 2004.

In the quarterly period ended December 31, 2005 and December 31, 2004, we had no sales. General and administrative expenses were $1,416 for the December 31, 2005 period compared to $4,544 for the December 31, 2004 period. We had a net loss of $1,416 for the December 31, 2005 period compared to a net loss of $4,544 for the December 31, 2004 period.

Liquidity and Capital Resources.

Our total assets as of December 31, 2005, were $0. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

Forward-Looking Statements.

The foregoing discussion contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, Birch Financial’s actual results may vary materially from those anticipated, estimated, projected or intended.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

31.1 302 Certification of Wayne Bassham

31.2 302 Certification of Todd Albiston

32 906 Certification

(b) Reports on Form 8-K.

On or about December 19, 2005 the Company filed a Current Report on Form 8-K disclosing under Item 8.01 the announcement of obtaining a trading symbol “BLKR” on the OTC Bulletin Board of the NASD.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR LAKE RECREATION, INC.

Date:	2/06/06	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Date:	2/14/06	By:	/s/Todd Albiston
Todd Albiston
Secretary and Director