Form 10QSB
period 2006-03-31
BEAR LAKE RECREATION INC
filed 2006-05-12
CIK 1074871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

May 3, 2006

4,374,200 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

March 31, 2006

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Balance Sheet

March 31, 2006

(Unaudited)

ASSETS

Current Assets
Total Assets	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Related Party Payable	30,019
Accounts Payable	225
Total Current Liabilities	30,244
Total Liabilities	30,244

Stockholders' Deficit
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 4,374,200 shares issued
and outstanding	4,374
Additional Paid-in Capital	79,704
Accumulated Deficit during the Development Stage	(114,322)
Total Stockholders' Deficit	(30,244)
Total Liabilities and Stockholders' Deficit	$—

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the Three and Nine Months Ended March 31, 2006 and 2005, and

For the Period from Inception (October 22, 1998) through March 31, 2006

(Unaudited)

					For the Period
	For the Three Months		For the Nine Months		from Inception
	Ended March 31,		Ended March 31,		(10/22/98) through
	2006	2005	2006	2005	March 31, 2006

Revenues	$—	$—	$—	$—	$1,396
Cost of Goods Sold	—	—	—	—	707
Gross Profit	—	—	—	—	689
General and Administrative Expenses	1,569	1,776	7,981	10,638	95,300
Net loss from operations	(1,569)	(1,776)	(7,981)	(10,638)	(94,611)

Other Income (Expense)
Write off of inventory	—	—	—	—	(10,645)
Loss on sale of assets	—	—	—	—	(9,066)
Total Other Income (Expense)	—	—	—	—	(19,711)

Net Loss Before Taxes	1,569	(1,776)	(7,981)	(10,638)	(114,322)
Income taxes	—	—	—	—	—
Net Loss	$1,569	$(1,776)	$(7,981)	$(10,638)	$(114,322)

Basic & Diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.07)

Weighted average number
of common shares outstanding	4,374,200	2,874,200	3,876,025	2,245,786	1,571,835

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Nine Months Ended March 31, 2006 and 2005, and

For the Period from Inception (October 22, 1998) through March 31, 2006

(Unaudited)

			For the Period
	For the Nine Months		from Inception
	Ended March 31,		(10/22/98) through
	2006	2005	March 31, 2006

Cash Flows From Operating Activities
Net Income (Loss)	$(7,981)	$(10,638)	$(114,322)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation Expense	—	—	4,799
Shares issued for services	1,500	1,500	3,000
Loss on disposal of equipment	—	—	9,066
Write off of related party receivable	—	—	1,000
Write off of Website development costs	—	—	8,877
Write off of inventory	—	—	10,645
(Increase) / decrease in:
Inventory	—	—	(10,645)
Increase / (decrease) in:
Accounts Payable	225	(1,751)	225
Related Party Payables	6,256	10,889	30,019
Net Cash From Operating Activities	—	—	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	—	—	(12,433)
Website development costs	—	—	(10,309)
Net Cash From Investing Activities	—	—	(22,742)

Cash Flows from Financing Activities
Stock offering costs	—	—	(6,072)
Related-party receivable	—	—	(1,000)
Proceeds from the issuance of common stock	—	—	87,150
Net Cash From Financing Activities	—	—	80,078

Net Increase In Cash	—	—	—
Beginning Cash Balance	—	76	—
Ending Cash Balance	$—	$76	$—

Supplemental Disclosure Information:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

See accompanying notes to financial statement.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Notes to Financial Statements

March 31, 2006

(Unaudited)

NOTE 1 PRELIMINARY NOTE

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

NOTE 2 COMMON STOCK

On September 29, 2005, the Company issued 1,500,000 shares of its common stock, 500,000 shares to each of its three directors, for services rendered valued at $1,500 or $.001 per share.

NOTE 3 AMENDMENT TO ARTICLES OF INCORPORATION

On March 20, 2006, the Company filed a definitive information statement on Form 14C, whereby the Company amended and restated its Articles of Incorporation with the State of Nevada. The Amended and Restated Articles became affective April 10, 2006. No proxies were solicited as the Company had received consent of majority shareholders approving the action. A summary of the major changes to its Articles that became effective through the amendment are as follows: (i) five million (5,000,000) shares of preferred stock with a par value of $0.001 per share were authorized, (ii) minimum number of directors was amended to one, (iii) the Board of Directors may change the Company’s name and (iv) effect a recapitalization without a shareholder vote. The purpose of these amendments was to facilitate quick reaction in the event the Company is able to determine an acquisition or merger candidate.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Our Company’s only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

As of the filing of this report we have not identified any operations nor are we in discussions with any potential operations.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The Company has had no operations during the quarterly period ended March 31, 2006, nor do we have operations as of the date of this filing. General and administrative expenses were $1,569 for the March 31, 2006 period compared to $1,776 for the March 31, 2005 period. General and administrative expenses for the three months ended March 31, 2006 were comprised mainly of accounting, transfer, and filing fees. We had net loss of $1,569 for the March 31, 2006 period compared to a net loss of $1,776 for the March 31, 2005 period.

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

In the nine months ended March 31, 2006, we had sales of $0, compared to the nine months ended March 31, 2005, with sales of $0. General and administrative expenses were $7,981 for the nine months ended March 31, 2006 compared to $10,638 for the March 31, 2005 period. General and administrative expenses for the nine months ended March 31, 2006 were comprised mainly of accounting, transfer, and filing fees. We had net loss of $7,981 for the nine months ended March 31, 2006 compared to a net loss of $10,638 for the nine months ended March 31, 2005.

Liquidity and Capital Resources

Our total assets as of March 31, 2006, were $0, and we have no assets as of the date of this filing. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

Forward-Looking Statements

The foregoing discussion contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, Bear Lake Recreation, Inc.’s actual results may vary materially from those anticipated, estimated, projected or intended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities during the period of this report. However, on September 29, 2005, the Company issued 1,500,000 shares of its common stock, 500,000 to each of its three directors, for services rendered valued at $1,500 or $.001 per share.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On or about March 20, 2006, the Company filed a Definitive Information Statement on Form 14C, whereby the Company amended and restated its Articles of Incorporation with the State of Nevada. The Amended and Restated Articles became affective April 10, 2006. No proxies were solicited and no meeting was held as the Company had received consent of 3,000,000 shares (68.58%) voting in favor with none against or abstaining, representing a majority shareholders approval for the action. A summary of the major changes to our Articles that became effective through the amendment are as follows; (i) minimum number of directors was amended to one; (ii) the Board of Directors may change our name and effect a recapitalization without a shareholder vote. The purpose of these amendments was to facilitate quick reaction in the event we are able to determine an acquisition or merger candidate. See the Exhibit Index for a copy of our Information Statement on Form 14C.

Item 5. Other Information.

None; not applicable.

Item 6.Exhibits.

(a) Exhibits

DEF 14C, as filed on or about March 20, 2006.*

31.1 302 Certification of Wayne Bassham

31.2 302 Certification of Todd Albiston

32 906 Certification

(b) Reports on Form 8-K

None; not applicable.

* These documents are incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR LAKE RECREATION, INC.

Date:	05/03/06	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Date:	05/03/06	By:	/s/Todd Albiston
Todd Albiston
Secretary and Director