Form 10KSB
period 2006-06-30
BEAR LAKE RECREATION INC
filed 2006-09-07
CIK 1074871

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 000-49671

Bear Lake Recreation, Inc.

(Name of Small Business Issuer in its Charter)

Nevada	87-0620495
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (801) 278-9424

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

$0.001 par value common stock

Title of Class

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No (2) Yes ☒ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State Issuer’s revenues for its most recent fiscal year: June 30, 2006 - $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

June 30, 2006 - $1,374.20. There are approximately 1,374,200 shares of common voting stock of the Company held by non-affiliates. Because there has been no “established public market” for the Company’s common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None, Not applicable.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

August 28, 2006: Common – 4,374,200

August 28, 2006: Preferred – 0

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format Yes ☐ No ☒

PART I

Item 1. Description of Business

Business Development

Organization

Bear Lake Recreation, Inc., (our “Company,” “we,” “us,” “our” and words of similar import) was organized under the laws of the State of Nevada on October 22, 1998. The Company was formed to engage in any lawful business.

The Company's initial authorized capital consisted of 50,000,000 shares of $0.001 par value common voting stock. A total of 1,000,000 shares were issued at inception at a price of $0.001 per share.

On or about March 20, 2006, the Company amended and restated its Articles of Incorporation. The Amended and Restated Articles of Incorporation were unanimously adopted by our Board of Directors, who also constitute our majority shareholders (the “Majority Shareholders”), collectively beneficially owning 3,000,000 shares of our common stock or approximately 68.6% of our outstanding voting securities. No other votes were required or necessary to adopt these amendments and the Amended and Restated Articles of Incorporation, and none were solicited. A summary of the major changes to its Articles that became effective through the amendment are as follows: (i) five million (5,000,000) shares of preferred stock with a par value of $0.001 per share were authorized,

(ii) minimum number of directors was amended to one, (iii) the Board of Directors may change the Company’s name and (iv) effect a recapitalization without a shareholder vote. Our Definitive Information Statement on Form DEF14C, which was filed with the Securities and Exchange Commission on March 20, 2006, is attached as an exhibit. See Part III, Item 13 of this Report.

We authorized the issuance of 1,500,000 shares of our common stock to our officers and directors for services on September 28, 2004. We authorized the issuance of an additional 1,500,000 shares of our common stock to our officers and directors for services on September 29, 2005. There are currently 4,374,200 shares issued and outstanding.

The Company's initial operations consisted of renting snowmobiles and all-terrain vehicles (ATV's). The Company had also planned on organizing snowmobile rental packages which would have included lodging at Ideal Beach Resort at Bear Lake, Utah. On or about October 1999 the Company abandoned the snowmobile, ATV and lodging plans. The Company's lack of success was credited with entering the marketplace during a year that was the beginning of a drought cycle, resulting in below average snowfall and competitive growth from one to three self-promoting developmental properties. The operations of the Company ceased due to depleted capital resources resulting from offering vacation packages lacking in demand.

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

Business

We are currently seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations for over ten years. Our Company’s plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected. The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries.

Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity’s management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

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

Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited. See the heading “Business Experience,” Part III, Item 9.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our Company’s directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company’s common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

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

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Risk Factors

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company’s present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

Extremely Limited Assets; No Source of Revenue

The Company has virtually no assets and has had no revenue for over the past ten years or to the date hereof. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis. Although management intends to apply any proceeds it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any use or allocation of such proceeds will allow it to achieve its business objectives.

Our Company May Be Deemed to Be a “Blank Check” Company Until We Adopt a Business Plan.

The limited business operations of our Company, as now contemplated, involve those of a “blank check” company. The only activities to be conducted by our Company are winding down the business and to manage our current limited assets and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for securities of our Company or pursuant to a reorganization or merger through which securities of our Company will be issued or exchanged.

Discretionary Use of Proceeds; “Blank Check” Company.

Because our Company is not currently engaged in any substantive business activities, as well as management’s broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or business, our Company may be deemed to be a “blank check” company. Although management intends to apply any proceeds we may receive through the issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. Our Company can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.

Our Company Will Seek Out Business Opportunities.

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; our Company may also advertise our availability as a vehicle to bring a company to the public market through a “reverse” reorganization or merger.

Absence of Substantive Disclosure Relating to Prospective Acquisitions

Because the Company has not yet identified any assets, property or business that it may acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business; Unascertainable Risks

To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. To the extent that the Company may acquire a business in a high risk industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

Uncertain Structure of Acquisition

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because our Company has virtually no resources as of the date of this Annual Report, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor’s ‘Going Concern’ Opinion.

The Independent Auditor’s Report issued in connection with the audited financial statements of our Company for the fiscal years ended June 30, 2006, 2005, 2004, 2003, 2002 and 2001, expresses “substantial doubt about its ability to continue as a going concern,” due to our Company’s status as a start up and our lack of profitable operations. See Part II, Item 7, of this Annual Report.

Losses Associated With Startup.

Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on “Blank Check” Companies

Federal Restrictions.

Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

The Wulff Letter, as discussed below under Part II, Item 5, under the heading “Restrictions on Sales of Certain Restricted Securities,” can restrict the free tradeability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter. The shares of common stock in our Company held by our officers and directors, Wayne Bassham, Derrick Albiston, and Todd Albiston, President, Vice President, and Secretary/Treasurer, respectively, are subject to resale under a Registration Agreement that is discussed below under this heading.

If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a blank check or shell company, we will have to fully comply with Rule 419 of the Securities and Exchange Commission and deposit all funds in escrow pending advice about the proposed transaction to our stockholder fully disclosing all information required by Regulation 14 of the Securities and Exchange Commission and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The foregoing is only a brief summary of Rule 419. We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

All of these laws, rules and regulations could severely restrict us from completing the acquisition of any business or any merger or reorganization for the following reasons, among others:

* The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse reorganization.

* Management or others who own or are to receive shares that may be covered by the Wulff Letter may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time, cost and expense; or because the filing any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

* Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition candidate, especially when taking into account the dilution that results from the shareholdings that are retained by our shareholders.

* These costs and expenses, if agreed upon, would no doubt further dilute our shareholders, as any acquisition candidate may not be willing to leave as many shares with our shareholders in any such transaction.

* An acquisition candidate may demand that outstanding Wulff Letter shares be cancelled, and the holders of these shares could refuse to do so without just compensation, including our current sole director.

* Finder’s and parties who may introduce acquisition candidates would no doubt be unwilling to introduce any such candidates to us if shares issued to them came within the Wulff Letter interpretations and no registration rights were granted, which would substantially restrict our ability to attract such potential candidates.

State Restrictions.

A total of 36 states prohibit or substantially restrict the registration and sale of “blank check” companies within their borders. Additionally, 36 states use “merit review powers” to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. Our Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while our Company has no substantive business operations and is deemed to a “blank check” Company, these legal restrictions may have a material adverse impact on the Company’s ability to raise capital because potential purchasers of the Company’s securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of our Company’s common stock within the borders of regulating states.

By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of “blank check” or “blind pool” companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from “manual listing” registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies. Because our Company does not intend to make any offering of our securities in the foreseeable future, management does not believe that any state restriction on “blank check” offerings will have any effect on our Company.

In most jurisdictions, “blank check” and “blind pool” companies are not eligible for participation in the Small Corporate Offering Registration (“SCOR”) program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification by filing a Form U-7 with the states’ securities commissions. Nevertheless, our Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite our status as a “blank check” or “blind pool” company.

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our Company’s ability to register, offer and sell and/or to develop a secondary market for shares of our Company’s common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if our Company acquires a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company.

Members of our Company’s management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that our Company has no business operations, the members of management currently devote one hour a week to the activities of our Company, until such time as our Company has identified a suitable acquisition target.

No Market for Common Stock; No Market for Shares.

On December 13, 2005, our common stock was approved for trading on the OTC Bulletin Board of the NASD under the symbol “BLKR”. There is currently no established trading market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of our Company is likely to be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company’s common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 5.

Risks of “Penny Stock”

Our Company’s common stock may be deemed to be “penny stock” as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker- dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Company’s common stock to resell their shares to third parties or to otherwise dispose of them.

There has been no “established public market” for the Company’s common stock. Subsequent to the date of this report our Company obtained a trading symbol “BLKR” on the OTC Bulletin Board of the NASD. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the “pink sheets” or the OTC Bulletin Board of the NASD.

Principal Products or Services and their Markets

None; Not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions

Management believes that there are literally thousands of “blank check” companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO’s, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; Not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts

None; Not applicable.

Need for any Governmental Approval of Principal Products of Services

Because our Company currently produces no products or services, we are not presently subject to any governmental regulation in this regard. However, in the event that our Company engages in a merger or acquisition transaction with an entity that engages in such activities, we will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25 million or more.

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for “blank check” companies like our Company, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension bund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

If we are acquired by a non-”reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-”reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a “blank check” or “blind pool” company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

Research and Development

None; Not applicable.

Cost and Effects of Compliance with Environmental Laws

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by our Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to our Company for acquisition, reorganization or merger.

Number of Employees

None; Not applicable.

Item 2. Description of Property

The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of a shareholder, Duane S. Jenson, and are currently provided at no cost. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Nevada. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Mr. Jenson of providing the use of his office and telephone have been minimal.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

Except as set forth below, no matter was submitted to a vote of our Company’s security holders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

On or about March 20, 2006, the Company filed a Definitive Information Statement on Form 14C, whereby the Company amended and restated its Articles of Incorporation with the State of Nevada. The Amended and Restated Articles of Incorporation were unanimously adopted by our Board of Directors, who also constitute our majority shareholders (the “Majority Shareholders”), collectively beneficially owning 3,000,000 shares of our common stock or approximately 68.6% of our outstanding voting securities. No other votes were required or necessary to adopt these amendments and the Amended and Restated Articles of Incorporation, and none were solicited. A summary of the major changes to its Articles that became effective through the amendment are as follows: (i) five million (5,000,000) shares of preferred stock with a par value of $0.001 per share were authorized, (ii) minimum number of directors was amended to one, (iii) the Board of Directors may change the Company’s name and (iv) effect a recapitalization without a shareholder vote. See the Exhibit Index for a copy of our Information Statement on Form 14C.

During the year ended June 30, 2006, no additional matter was submitted to a vote of the Company’s securities holders, whether through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”) on December 13, 2005 under the symbol “BLKR”. There is currently no established “public market” for shares of common stock of the Company. Management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained.

For any market that develops for our Company’s common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144. See the caption “Recent Sales of Unregistered Securities,” of this Item, below. Also see the caption “Restrictions on Sales of Certain Restricted Securities” for a discussion on shares subject to a registration agreement.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

The bid and offer price for the shares of common stock of our Company for the quarterly periods from December 14, 2005 through June 30, 2006 are as follows:

	Closing Bid		Closing Ask
2005	High	Low	High	Low
December 14 – December 31	NONE	NONE	NONE	NONE

2006	High	Low	High	Low
January 1 – March 31.15		.15	NONE	NONE
April 1 – June 30.15		.15	NONE	NONE

These prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 66, not including an indeterminate number who may hold shares in “street name.”

Dividends

Our Company has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of our Company cannot be ascertained with any certainty, and if and until our Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our Company’s ability to pay dividends on our securities.

Equity Compensation Plans

Our Company does not have any Equity Compensation Plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Sales of Restricted Securities

We authorized the issuance of 1,500,000 shares (500,000 shares each) to our Company's officers and directors for services on September 28, 2004.

We authorized the issuance of 1,500,000 shares (500,000 shares each) to our Company's officers and directors for services on September 29, 2005. No other sales of unregistered securities have been made since then.

The following table is as of the latest practicable date:

Name of Beneficial Owner	Number of Shares	Consideration
Todd Albiston, Secretary/Treasurer	1,000,000	Services at $.001
Wayne Bassham, President	1,000,000	Services at $.001
Derrick Albiston, Vice President	1,000,000	Services at $.001

Restrictions on Sales of Certain “Restricted Securities”

Generally, “restricted securities” can be resold under Rule 144 once they have been held for at least one year (subparagraph (d) thereof), provided that the issuer of the securities satisfies the “current public information” requirements (subparagraph (c)) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in “broker’s transactions” only (subparagraph (g)); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an “affiliate” of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144. All “restricted securities” of the Company have been held for in excess of one year.

In January, 2000, Richard K. Wulff, the Chief of the Securities and Exchange Commission’s Office of Small Business, wrote a letter to Ken Worm, the Assistant Director of the OTC Compliance Unit of NASD Regulation, Inc. Many members of the securities community have come to refer to that letter as the “Wulff letter.”

The Wulff letter was written in response to a request for guidance from Mr. Worm. In his request, Mr. Worm had referred to several situations in which non-affiliate stockholders of “blank check” issuers had sought to treat their shares as “free-trading” or unrestricted securities. As defined in the Wulff letter, a blank check company is “a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.”

Citing the concerns of the United States Congress and the Securities and Exchange Commission over potential fraud and market manipulations involving blank check companies, the Wulff letter stated that affiliates of blank check issuers, as well as transferees of their securities, are “underwriters” with respect to such securities. Accordingly, transactions in these companies’ securities by promoters, affiliates or their transferees do not fall within the scope of the Rule 144 “safe harbor” resales for securities that have been beneficially owned for at least one year and that satisfy informational and certain other requirements of the Rule, or the Section 4(1) exemption from registration for resales under the Securities Act of 1933, as amended (the “Securities Act”), that exempts sales by persons other than “an issuer, underwriter or a dealer.” As a result, it is the position of the Securities and Exchange Commission that these securities may be resold by these persons only pursuant to registration under the Securities Act. According to the Wulff letter, this restriction would continue to apply even after the blank check company completes a merger or acquisition transaction with an operating entity.

The securities of the Company that are owned by Wayne Bassham, Derrick Albiston, and Todd Albiston, our President, Vice President, and Secretary/Treasurer, respectively, collectively amounting to 3,000,000 shares or approximately 68.58% of our outstanding voting securities, these persons have agreed not to publicly resell these securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a “no action” letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended June 30, 2006, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended June 30, 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our Company’s plan of operation for the next 12 months is to: (i)consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our Company’s only foreseeable cash requirements will relate to maintaining our Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to our Company. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to our Company than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

Results of Operations

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At June 30, 2006, the Company’s had no assets. See the Index to Financial Statements, Item 7 of this Report.

During the period ended June 30, 2006, the Company had a net loss of $8,906 as compared to a net loss of $14,289, resulting from operations and $1,500 from the issuance of shares, for the same period ended June 30, 2005. We have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity

The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. During the year ended June 30, 2006, expenses were paid by a principal stockholder in the amount of $7,406. During the same period in 2005, additional expenses by a principal stockholder totaled $14,464. The aggregate amount of $31,169 outstanding as of June 30, 2006, is unsecured and is due on demand. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Item 7. Financial Statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

June 30, 2006

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	17
Balance Sheet	18
Statements of Operations	19
Statement of Stockholders’ Equity (Deficit)	20
Statements of Cash Flows	21
Notes to Financial Statements	22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bear Lake Recreation, Inc. [A Development Stage Company]

We have audited the accompanying balance sheet of Bear Lake Recreation, Inc. (a development stage company)as of June 30, 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2006 and 2005, and for the period from inception [October 22, 1998] through June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Lake Recreation, Inc. [A development stage company] as of June 30, 2006, and the results of operations and cash flows as of June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss and negative operating cash flows as of June 30, 2006. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

Salt Lake City, Utah

August 1, 2006

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

BALANCE SHEET

June 30, 2006

ASSETS

Current Assets	$—

Total Assets	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$—
Related Party Payable - Note 3	31,169
Total Current Liabilities	31,169
Total Liabilities	31,169

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	—
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 4,374,200 shares issued
and outstanding - Note 4	4,374
Additional Paid-in Capital	79,704
Accumulated Deficit during the Development Stage	(115,247)
Total Stockholders' Deficit	(31,169)
Total Liabilities and Stockholders' Deficit	$—

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2006 and 2005 and

For the Period from Inception (October 22, 1998) through June 30, 2006

	For the Year	For the Year	From Inception
	Ended	Ended	(October 22,
	June 30,	June 30,	1998) Through
	2006	2005	June 30, 2006

Revenues	$—	$—	$1,396
Cost of Goods Sold	—	—	707
Gross Profit	—	—	689
General and Administrative Expenses	8,906	14,289	96,225
Net Income (Loss) from Operations	(8,906)	(14,289)	(95,536)

Other Income (Expense)
Write off of inventory	—	—	(10,645)
Loss on Sale of Assets	—	—	(9,066)
Total Other Income (Expense)	—	—	(19,711)

Net Loss Before Taxes	(8,906)	(14,289)	(115,247)
Provision for Income Taxes - Note 6	—	—	—
Net Loss	$(8,906)	$(14,289)	$(115,247)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.06)

Weighted Average Shares Outstanding -
Basic and Diluted	4,000,227	2,504,337	1,787,933

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from Inception (October 22, 1998) through June 30, 2006

							Net
					Additional		Stockholders’
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Equity
	Shares	Stock	Shares	Stock	Capital	Deficit	(Deficit)
Balance, October 22, 1998		$—	—	$—	$—	$—	$—
Shares issued for cash in October 25, 1998 at $.001 per share			1,000,000	1,000			1,000
Shares issued for cash in March 4, 1999 at $1.00 per share			45,000	45	44,955		45,000
Stock offering costs					(6,072)		(6,072)
Net loss for the year ended June 30, 1999						(16,134)	(16,134)
Balance, June 30, 1999	—	—	1,045,000	1,045	38,883	(16,134)	23,794
Net loss for the year ended June 30, 2000						(6,828)	(6,828)
Balance, June 30, 2000	—	—	1,045,000	1,045	38,883	(22,962)	16,966
Shares issued for cash in July 1, 2000 at $.125 per share			259,200	259	32,141		32,400
Shares issued for cash in August 1, 2000 at $.125 per share			70,000	70	8,680		8,750
Net loss for the year ended June 30, 2001						(32,303)	(32,303)
Balance, June 30, 2001	—	—	1,374,200	1,374	79,704	(55,265)	25,813
Net loss for the year ended June 30, 2002						(26,635)	(26,635)
Balance, June 30, 2002	—	—	1,374,200	1,374	79,704	(81,900)	(822)
Net loss for the year ended June 30, 2003						(3,945)	(3,945)
Balance, June 30, 2003	—	—	1,374,200	1,374	79,704	(85,845)	(4,767)
Net loss for the year ended June 30, 2004						(6,207)	(6,207)
Balance, June 30, 2004	—	—	1,374,200	1,374	79,704	(92,052)	(10,974)
Shares issued for services in September 28, 2004 at $.001 per share			1,500,000	1,500			1,500
Net loss for the year ended June 30, 2005						(14,289)	(14,289)
Balance, June 30, 2005	—	—	2,874,200	$2,874	$79,704	$(106,341)	$(23,763)
Shares issued for services in September 29, 2005 at $.001 per share			1,500,000	1,500			1,500
Net loss for the year ended June 30, 2006						(8,906)	(8,906)
Balance, June 30, 2006	—	—	4,374,200	$4,374	$79,704	$(115,247)	$(31,169)

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2006 and 2005 and

for the Period from Inception (October 22, 1998) through June 30, 2006

	For the Year	For the Year	From Inception
	Ended	Ended	(October 22,
	June 30,	June 30,	1998) Through
	2006	2005	June 30, 2006

Cash Flows From Operating Activities
Net Income (Loss)	$(8,906)	$(14,289)	$(115,247)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	—	—	4,799
Shares issued for services	1,500	1,500	3,000
Loss on disposal of equipment	—	—	9,066
Write off of related party receivable	—	—	1,000
Write off of Website development costs	—	—	8,877
Write off of inventory	—	—	10,645
Decrease / (Increase) - Inventory	—	—	(10,645)
Increase / (Decrease) - Accounts Payable	—	(1,751)	—
Increase / (Decrease) - Related Party Payables	7,406	14,464	31,169
Net Cash From Operating Activities	—	(76)	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	—	—	(12,433)
Website development costs	—	—	(10,309)
Net Cash From Investing Activities	—	—	(22,742)

Cash Flows from Financing Activities
Stock offering costs	—	—	(6,072)
Related-party receivable	—	—	(1,000)
Proceeds from the issuance of common stock	—	—	87,150
Net Cash From Financing Activities	—	—	80,078

Net Increase In Cash	—	(76)	—
Beginning Cash Balance	—	76	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	$—	$—	$—

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

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

Through the year ended June 30, 2001 the Company was seeking to rent out snowmobiles and all-terrain vehicles (ATV’s). In June of 2000, the Company also purchased the rights to manufacture, use, market, and sell the Net Caddy, a backpack style bag used to transport fishing gear. The Company has abandoned both the snowmobile and ATV’s plans, and the Net Caddy plans.

Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

(b) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending June 30, 2006 the Company did not have non-cash investing or financing activities.

(c) Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Due to a loss from inception, the Company has no tax liability. At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

(d) Net Loss Per Common Share

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement No. 128 revised the manner in which loss per share is calculated. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to common stock equivalents. There are no common stock equivalents outstanding as of June 30, 2006 or 2005 thus, basic and diluted loss per share calculations are the same.

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of June 30, 2006.

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

NOTE 2 LIQUIDITY AND GOING CONCERN

The Company is a development stage enterprise, has sustained a loss from operations since inception of $115,247, and has had negative cash flows from operating activities during the period from inception [October 22, 1998] through June 30, 2006. Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTION

During the years ended June 30, 2006 and 2005, the Company borrowed $7,406 and $14,464, respectively from an investor to pay operating expenses. The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of June 30, 2006 is $31,169.

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

On September 28, 2004, the Company issued 1,500,000 shares of its common stock (500,000 each) to its directors for services valued at $1,500 or $.001 per share.

On September 29, 2005, the Company issued 1,500,000 shares of its common stock (500,000 each) to its directors for services valued at $1,500 or $.001 per share.

NOTE 5 AMENDMENT TO ARTICLES OF INCORPORATION

On March 20, 2006, the Company filed a definitive information statement on Form 14-C, whereby the Company amended and restated its Articles of Incorporation with the State of Nevada. The Amended and Restated Articles became affective April 10, 2006. No proxies were solicited as the Company had received consent of majority shareholders approving the action. A summary of the major changes to its Articles that became effective through the amendment are as follows: (i) five million (5,000,000) shares of preferred stock with a par value of $0.001 per share were authorized, (ii) minimum number of directors was amended to one, (iii) the Board of Directors may change the Company’s name and (iv) effect a recapitalization without a shareholder vote. The purpose of these amendments was to facilitate quick reaction in the event the Company is able to determine an acquisition or merger candidate.

NOTE 6 INCOME TAXES

The provision for income taxes consists of the following:

	2006	2005
Current tax	$—	$—
Deferred tax benefit	(3,028)	(4,858)
Benefits of operating loss carryforwards	3,028	4,858
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of June 30, 2006. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$115,247	$39,184	34%
Valuation Allowance		(39,184)
Deferred Tax Asset – 6/30/2006		$—

During the twelve months ended June 30, 2006 and 2005, the valuation allowance increased $3,028 and $4,858, respectively.

The Company has the following operating loss carry forwards available at June 30, 2006:

Operating Losses
Expires	Amount
2019	16,134
2020	6,828
2021	32,303
2022	26,635
2023	3,945
2024	6,207
2025	14,289
2026	8,906

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	2006	2005
Expected Tax Provision	$(3,028)	$(4,858)
Effect of:
Increase in Valuation Allowance	3,028	4,858
Actual Tax Provision	$—	$—

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; Not applicable.

Item 8(a). Controls and Procedures.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b). Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Each of the Company’s directors has filed a Form 3, Statement of Beneficial Ownership, with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3.

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Wayne Bassham	President &	03/04	*
Director
Derrick Albiston	Vice President &	03/04	*
Director
Todd Albiston	Secretary, Treasurer &	03/04	*
Director

* These persons presently serve in the capacities indicated.

Business Experience

Wayne Bassham, our President is 48 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past sixteen years. Mr. Bassham is the President and a director of Westcott Products Corporation, a Delaware company, which has been deemed a blank check company.

Derrick Albiston, our Vice President and director is 27 years of age. Mr. Albiston has been employed by Staff Care, a physician placement company, in Salt Lake City, UT during the past two years. Mr. Albiston has a Bachelors degree from the University of Utah where he studied and worked in small to large film productions. Mr. Albiston continues to work in graphic, video and film design for Mouse Design, a Utah company owned by Mr. Albiston. Mr. Albiston is not currently an officer or director of any public company, other than Bear Lake Recreation, Inc., nor has he ever been an officer or director with a public company.

Todd Albiston, our Secretary/Treasurer is 48 years of age. Mr. Albiston has been employed as an account manager for Physician Sales and Service, Inc. for the past two years. For the preceding thirteen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company. Mr. Albiston is the Vice President and a director of Westcott Products Corporation, a Delaware company, which has been deemed a blank check company.

Committees

There are no established committees. The Company does not currently have a financial expert serving on an audit committee as one does not currently exist because there are currently no material operations.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

Todd Albiston is the father of Derrick Albiston. Other than the aforementioned, there are no family relationships between any of the officers and directors of the Company.

Involvement in Certain Legal Proceedings

Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

The Company adopted a Code of Ethics that was filed as an exhibit 14 to our Annual Report for the year ended June 30, 2004 and is incorporated herein by reference. See Item 13 of this report.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	( c )	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted			All
	Years or			Annual	Stock		LTIP	Other
Name and Principle	Periods	$	$	Compen-	Awards	Option/	Payouts	Compen-
Position	Ended	Salary	Bonus	sation	$	SARS	$	sations $
Wayne Bassham	6/30/2006	0	0	0	0	0	0	$500*
President, Director	6/30/2005	0	0	0	0	0	0	$500*
	6/30/2004	0	0	0	0	0	0	0
	6/30/2003	0	0	0	0	0	0	0

Derrick Albiston	6/30/2006	0	0	0	0	0	0	$500*
Vice President, Director	6/30/2005	0	0	0	0	0	0	$500*
	6/30/2004	0	0	0	0	0	0	0
	6/30/2003	0	0	0	0	0	0	0

Todd Albiston	6/30/2006	0	0	0	0	0	0	$500*
Secretary/Treasurer, Director	6/30/2005	0	0	0	0	0	0	$500*
	6/30/2004	0	0	0	0	0	0	0
	6/30/2003	0	0	0	0	0	0	0

*We authorized the issuance of 1,500,000 shares (500,000 shares each) to our Company's officers and directors for services valued at $500 each on September 28, 2004, and September 29, 2005.

Stock Option Plans

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ending June 30, 2006, 2005, 2004 and 2003, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as director. No additional amounts are payable to the Company’s directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.

The following table sets forth the share holdings of those persons who own more than five percent of the Company’s common stock as of the date hereof:

	Number and
	Percentage of Shares
	Beneficially
	Owned
Name and Address	6/30/2006
Wayne Bassham	1,000,000	22.86%
8867 S. Capella Way
Sandy, Utah 84093

Derrick Albiston	1,000,000	22.86%
6883 Florentine Way
West Jordan, Utah 84084

Todd Albiston	1,000,000	22.86%
8346 S. Viscounti Drive
Sandy, Utah 84093

Thomas J. Howells	367,200	8.39%
4685 S. Highland Dr., #202
Salt Lake City, Utah 84117

TOTALS	3,367,200	76.97%

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of the date hereof:

	Number and
	Percentage of
	Shares
Name and Address	6/30/2006
Wayne Bassham	1,000,000	22.9%
8867 S. Capella Way
Sandy, Utah 84093

Derrick Albiston	1,000,000	22.9%
6883 Florentine Way
West Jordan, Utah 84084

Todd Albiston	1,000,000	22.9%
8346 S. Viscounti Drive
Sandy, Utah 84093

TOTALS	3,000,000	68.7%

Changes in Control

There are no additional present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

Transactions with Management and Others

For a description of transactions between members of management, five percent stockholders, “affiliates”, promoters and finders, see the caption “Sales of Restricted Securities” of Part II Item 5.

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K

Reports on Form 8-K

Form 8-K as filed on December 19, 2005, disclosing under Item 8.01 the announcement of obtaining a trading symbol “BLKR” on the OTC Bulletin Board of the NASD.

Exhibits

Form 10KSB for the year ended June 30, 2004.*

Form DEF14C – Definitive Information Station filed March 20, 2006, amending and restating the Company’s Articles of Incorporation.*

Code of Ethics, as attached to Form 10KSB for year ended June 30, 2004.*

EX 31.1 Certification of Wayne Bassham, the Company’s President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.2 Certification of Todd Albiston, the Company’s Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32 Certification of Wayne Bassham and Todd Albiston pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended June 30, 2006 and 2005:

Fee Category	2006	2005
Audit Fees	$5,994	$6,256
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$5,994	$6,256

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR LAKE RECREATION, INC.

Date:	August 28, 2006	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

In accordance with the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

BEAR LAKE RECREATION, INC.

Date:	August 28, 2006	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

Date:	August 28, 2006	By:	/s/Todd Albiston
Todd Albiston, Secretary, Treasurer and Director