Form 10QSB
period 2006-09-30
BEAR LAKE RECREATION INC
filed 2006-11-01
CIK 1074871

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

October 27, 2006

1,249,816 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

September 30, 2006

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Balance Sheets

September 30, 2006 and June 30, 2006

(Unaudited)

	9/30/2006	6/30/2006
	(Unaudited)	(Audited)
ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$—	$—
Related Party Payable	34,736	31,169
Total Current Liabilities	34,736	31,169
Total Liabilities	34,736	31,169

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	—	—
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(118,814)	(115,247)
Total Stockholders' Deficit	(34,736)	(31,169)
Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the Three Months Ended September 30, 2006 and 2005, and

For the Period from Inception (October 22, 1998) through September 30, 2006

(Unaudited)

			From Inception
			(October 22,
	For the Three Months Ended		1998) Through
	September 30,		September 30,
	2006	2005	2006

Revenues	$—	$—	$1,396
Cost of Goods Sold	—	—	707
Gross Profit	—	—	689
General and Administrative Expenses	3,567	4,996	99,792
Net Income (Loss) from Operations	(3,567)	(4,996)	(99,103)

Other Income (Expense)
Write off of inventory	—	—	(10,645)
Loss on Sale of Assets	—	—	(9,066)
Total Other Income (Expense)	—	—	(19,711)

Net Loss Before Taxes	(3,567)	(4,996)	(118,814)
Provision for Income Taxes	—	—	—
Net Loss	$(3,567)	$(4,996)	$(118,814)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.22)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	825,900	534,342

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Three Months Ended September 30, 2006 and 2005, and

For the Period from Inception (October 22, 1998) through September 30, 2006

(Unaudited)

			From Inception
	Three Months Ended		(October 22,
	September 30,		1998) Through
	2006	2005	September 30, 2006

Cash Flows From Operating Activities
Net Income (Loss)	$(3,567)	$(4,996)	$(118,814)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	0	0	4,799
Shares issued for services	0	1,500	3,000
Loss on disposal of equipment	0	0	9,066
Write off of related party receivable	0	0	1,000
Write off of Website development costs	0	0	8,877
Write off of inventory	0	0	10,645
Decrease / (Increase) - Inventory	0	0	(10,645)
Increase / (Decrease) - Accounts Payable	0	2,025	—
Increase / (Decrease) - Related Party Payables	3,567	1,471	34,736
Net Cash From Operating Activities	0	0	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	0	0	(12,433)
Website development costs	0	0	(10,309)
Net Cash From Investing Activities	0	0	(22,742)

Cash Flows from Financing Activities
Stock offering costs	0	0	(6,072)
Related-party receivable	0	0	(1,000)
Proceeds from the issuance of common stock	0	0	87,150
Net Cash From Financing Activities	0	0	80,078

Net Increase In Cash	0	0	—
Beginning Cash Balance	0	0	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	0	0	$—
Cash paid during the year for income taxes	0	0	$—

See accompanying notes to financial statement.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Notes to Financial Statements

September 30, 2006

(Unaudited)

NOTE 1 PRELIMINARY NOTE

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.

NOTE 2 SUBSEQUENT EVENTS

On October 11, 2006, by unanimous consent of the Board of Directors, the Company effected a reverse split of its outstanding common stock on a basis of 1 for 3.5, while retaining the current par value of one mill ($0.001) per share, to be effective as of October 23, 2006. In conjunction with the reverse split, NASDAQ changed the Company symbol, “BLKR,” to “BLKE,” effective at the open of business on Monday, October 23, 2006. The financial statements have been retroactively adjusted to show the reverse split.

On October 16, 2006, our Company announced the execution of a Letter of Intent to acquire Vault Technologies, Inc., an Alberta technology corporation utilizing software and hardware solutions to optimize the value of parking assets for its customers and maintain auditable records for compliance purposes. The closing is subject to the execution and delivery of a definitive agreement and various other conditions, including but not limited to the raising of minimum gross proceeds of $2,000,000 by Vault Technologies prior to closing and the effectiveness of a 1 for 3.5 share reverse split by us. No assurance can be given that this acquisition will be completed.

Vault Technologies, Inc. engages in the design, manufacture, marketing, implementation, and servicing of enterprise-wide information parking solutions for parking facility owners, operators, and managers in the following industries: commercial real estate, universities & colleges, hospitals, municipalities, train stations & airports, and hotels. The Company optimizes the value of parking assets for its customers and keeps them in compliance via the Vault Management Suite (VMS), a comprehensive turn-key parking solution consisting of software, parking terminals & equipment, planning and implementation services, integration services, and after sales support and maintenance. Sales and services for the Vault solution are made available through direct sales and independent dealers/distributors throughout the United States, Canada, and Mexico.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

On October 16, 2006, our Company announced the execution of a Letter of Intent to acquire Vault Technologies, Inc., an Alberta technology corporation utilizing software and hardware solutions to optimize the value of parking assets for its customers and maintain auditable records for compliance purposes. The closing is subject to the execution and delivery of a definitive agreement and various other conditions, including but not limited to the raising of minimum gross proceeds of $2,000,000 by Vault Technologies prior to closing and the effectiveness of a 1 for 3.5 share reverse split by us. No assurance can be given that this acquisition will be completed.

Vault Technologies, Inc. engages in the design, manufacture, marketing, implementation, and servicing of enterprise-wide information parking solutions for parking facility owners, operators, and managers in the following industries: commercial real estate, universities & colleges, hospitals, municipalities, train stations & airports, and hotels. The Company optimizes the value of parking assets for its customers and keeps them in compliance via the Vault Management Suite (VMS), a comprehensive turn-key parking solution consisting of software, parking terminals & equipment, planning and implementation services, integration services, and after sales support and maintenance. Sales and services for the Vault solution are made available through direct sales and independent dealers/distributors throughout the United States, Canada, and Mexico. Incorporated in 2002, Vault Technologies is headquartered in Dallas, Texas. For more information please visit www.vaultpark.com .

Exclusive of the proposed transaction with Vault, and in the event that the foregoing acquisition is not successful, our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Our Company’s only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The Company has had no operations during the quarterly period ended September 30, 2006, nor do we have operations as of the date of this filing. General and administrative expenses were $3,567 for the September 30, 2006, period compared to $4,996 for the September 30, 2005, period. General and administrative expenses for the three months ended September 30, 2006, were comprised mainly of accounting, transfer and filing fees. We had net loss of $3,567 for the September 30, 2006, period compared to a net loss of $4,996 for the September 30, 2005, period.

Liquidity and Capital Resources

Our total assets as of September 30, 2006, were $0, and we have no assets as of the date of this filing. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

Forward-Looking Statements

The foregoing discussion contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities during the period of this report. However, on September 29, 2005, the Company issued 1,500,000 shares of its common stock, 500,000 to each of its three directors, for services rendered valued at $1,500 or $0.001 per share. The offer and sale of these securities were believed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of the Securities and Exchange Commission promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On or about March 20, 2006, we filed a Definitive Information Statement on Form 14C, whereby we amended and restated our Articles of Incorporation with the State of Nevada. The Amended and Restated Articles became affective April 10, 2006. No proxies were solicited and no meeting was held as we had received consent of 3,000,000 shares (68.58%) voting in favor with none against or abstaining, representing a majority shareholders approval for the action. A summary of the major changes to our Articles that became effective through the amendment are as follows: (i) minimum number of directors was amended to one; and (ii) the Board of Directors may change our name and effect a recapitalization without a shareholder vote. The purpose of these amendments was to facilitate quick reaction in the event we are able to determine an acquisition or merger candidate. See the Exhibit Index for a copy of our Information Statement on Form 14C.

Item 5. Other Information.

On October 11, 2006, by unanimous consent of the Board of Directors, we effected a reverse split of our outstanding common stock on a basis of 1 for 3.5, while retaining the current par value of one mill ($0.001) per share, to be effective as of October 23, 2006. In conjunction with the reverse split, NASDAQ change the Company symbol, “BLKR,” to “BLKE,” effective at the open of business on Monday, October 23, 2006.

On October 17, 2006, we filed a Current Report with the Securities and Exchange Commission disclosing the reverse split mentioned above, as well as the execution of a Letter of Intent to acquire Vault Technologies, Inc., an Alberta corporation (“Vault”). We issued a Press Release in that respect on October 17, 2006, as well. The Press Release was filed as an exhibit to the Current Report on Form 8-K.

Item 6.Exhibits.

(a) Exhibits

DEF 14C, as filed on or about March 20, 2006.*

31.1 302 Certification of Wayne Bassham

31.2 302 Certification of Todd Albiston

32 906 Certification

(b) Reports on Form 8-K

Form 8-K, as filed on or about October 17, 2006.*

* These documents are incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR LAKE RECREATION, INC.

Date:	10/27/2006	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Date:	10/27/2006	By:	/s/Todd Albiston
Todd Albiston
Secretary and Director