Form 10QSB
period 2006-12-31
BEAR LAKE RECREATION INC
filed 2007-02-12
CIK 1074871

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: January 31, 2007 - 1,249,816 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS

December 31, 2006

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Balance Sheets

December 31, 2006 and June 30, 2006

	12/31/2006	6/30/2006
	(Unaudited)	(Audited)
ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$680	$—
Related Party Payable	35,848	31,169
Total Current Liabilities	36,528	31,169
Total Liabilities	36,528	31,169

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	—	—
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(120,606)	(115,247)
Total Stockholders' Deficit	(36,528)	(31,169)
Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the Three and Six Months Ended December 31, 2006 and 2005, and

For the Period from Inception (October 22, 1998) through December 31, 2006

(Unaudited)

					From Inception
					(October 22,
	For the Three Months Ended		For the Six Months Ended		1998) Through
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006

Revenues	$—	$—	$—	$—	$1,396
Cost of Goods Sold	—	—	—	—	707
Gross Profit	—	—	—	—	689
General and Administrative Expenses	1,792	1,416	5,359	6,412	101,584
Net Income (Loss) from Operations	(1,792)	(1,416)	(5,359)	(6,412)	(100,895)

Other Income (Expense)
Write off of inventory	—	—	—	—	(10,645)
Loss on Sale of Assets	—	—	—	—	(9,066)
Total Other Income (Expense)	—	—	—	—	(19,711)

Net Loss Before Taxes	(1,792)	(1,416)	(5,359)	(6,412)	(120,606)
Provision for Income Taxes	—	—	—	—	—
Net Loss	$(1,792)	$(1,416)	$(5,359)	$(6,412)	$(120,606)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.22)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	1,249,816	1,037,858	556,364

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Six Months Ended December 31, 2006 and 2005, and

For the Period from Inception (October 22, 1998) through December 31, 2006

(Unaudited)

			From Inception
	Six Months Ended		(October 22,
	December 31,		1998) Through
	2006	2005	December 31, 2006

Cash Flows From Operating Activities
Net Income (Loss)	$(5,359)	$(6,412)	$(120,606)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	0	0	4,799
Shares issued for services	0	1,500	3,000
Loss on disposal of equipment	0	0	9,066
Write off of related party receivable	0	0	1,000
Write off of Website development costs	0	0	8,877
Write off of inventory	0	0	10,645
Decrease / (Increase) - Inventory	0	0	(10,645)
Increase / (Decrease) - Accounts Payable	680	0	680
Increase / (Decrease) - Related Party Payables	4,679	4,912	35,848
Net Cash From Operating Activities	0	0	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	0	0	(12,433)
Website development costs	0	0	(10,309)
Net Cash From Investing Activities	0	0	(22,742)

Cash Flows from Financing Activities
Stock offering costs	0	0	(6,072)
Related-party receivable	0	0	(1,000)
Proceeds from the issuance of common stock	0	0	87,150
Net Cash From Financing Activities	0	0	80,078

Net Increase In Cash	0	0	—
Beginning Cash Balance	0	0	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	0	0	$—
Cash paid during the year for income taxes	0	0	$—

See accompanying notes to financial statement.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Notes to Financial Statements

December 31, 2006

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

NOTE 2 COMMON STOCK

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

On October 16, 2006, our Company announced the execution of a Letter of Intent to acquire Vault Technologies, Inc., an Alberta technology corporation utilizing software and hardware solutions to optimize the value of parking assets for its customers and maintain auditable records for compliance purposes. The closing is subject to the execution and delivery of a definitive agreement and various other conditions. No assurance can be given that this acquisition will be completed. The Letter of Intent was subsequently amended on November 17 and December 19, 2006, to extend the effective period through January 31, 2007, unless terminated by either party. As of the filing of this report the Letter of Intent had effectively expired however our Company is still actively communicating with Vault Technologies.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

On October 16, 2006, our Company announced the execution of a Letter of Intent, as amended on November 17 and December 19, 2006, to acquire Vault Technologies, Inc., an Alberta technology corporation utilizing software and hardware solutions to optimize the value of parking assets for its customers and maintain auditable records for compliance purposes. The closing is subject to the execution and delivery of a definitive agreement and various other conditions. No assurance can be given that this acquisition will be completed. As of the filing of this report the Letter of Intent had effectively expired however our Company is still actively communicating with Vault Technologies. See the Exhibit Index for Current Reports on Form 8-K and Form 8-K/A

Exclusive of the proposed transaction with Vault, and in the event that the foregoing acquisition is not successful, our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Our Company’s only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

The Company has had no operations during the quarterly period ended December 31, 2006, nor do we have operations as of the date of this filing. General and administrative expenses were $1,792 for the December 31, 2006, period compared to $1,416 for the December 31, 2005, period. General and administrative expenses for the three months ended December 31, 2006, were comprised mainly of legal, transfer and filing fees. We had net loss of $1,792 for the December 31, 2006, period compared to a net loss of $1,416 for the December 31, 2005, period.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

The Company has had no operations during the six month period ended December 31, 2006, nor do we have operations as of the date of this filing. General and administrative expenses were $5,359 for the December 31, 2006, period compared to $6,412 for the December 31, 2005, period. General and administrative expenses for the six months ended December 31, 2006, were comprised mainly of accounting, legal, transfer and filing fees. We had net loss of $5,359 for the December 31, 2006, period compared to a net loss of $6,412 for the December 31, 2005, period.

Off-balance Sheet Arrangements

None; not applicable

Item 3(a)T. Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Changes in Internal Control Over Financial Reporting

None; not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities during the period of this report.

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

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

Item 5. Other Information.

On October 11, 2006, by unanimous consent of the Board of Directors, we effected a reverse split of our outstanding common stock on a basis of 1 for 3.5, while retaining the current par value of one mill ($0.001) per share, to be effective as of October 23, 2006. In conjunction with the reverse split, the NASD changed the Company’s OTCBB symbol, “BLKR,” to “BLKE,” effective at the open of business on Monday, October 23, 2006.

On October 17, 2006, we filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the reverse split mentioned above, as well as the execution of a Letter of Intent to acquire Vault Technologies, Inc., an Alberta corporation (“Vault”). We issued a Press Release in that respect on October 17, 2006, with subsequent amendments on November 17 and December 19, 2006. The Press Release was filed as an exhibit to the Current Report on Form 8-K. As of the filing of this report the Letter of Intent had effectively expired however our Company is still actively communicating with Vault Technologies.

Nominating Committee

There are no established committees because there are currently no material operations.

Item 6.Exhibits.

(a) Exhibits and index of exhibits.

Form 8-K, as filed on or about October 17, 2006.*

Form 8-K/A, as filed on or about November 17, 2006.*

Form 8-K/A, as filed on or about December 19, 2006.*

DEF 14C, as filed on or about March 20, 2006.*

31.1 302 Certification of Wayne Bassham

31.2 302 Certification of Todd Albiston

32 Section 906 Certification

* These documents are incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR LAKE RECREATION, INC.

Date:	02/07/07	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Date:	02/07/07	By:	/s/Todd Albiston
Todd Albiston
Secretary and Director