Form 10QSB
period 2007-03-31
BEAR LAKE RECREATION INC
filed 2007-05-08
CIK 1074871

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: April 5, 2007 - 1,249,816 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS

March 31, 2007

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Balance Sheets

March 31, 2007 and June 30, 2006

	3/31/2007	6/30/2006
	(Unaudited)	(Audited)
ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$680	$—
Related Party Payable	37,028	31,169
Total Current Liabilities	37,708	31,169
Total Liabilities	37,708	31,169

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	—	—
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(121,786)	(115,247)
Total Stockholders' Deficit	(37,708)	(31,169)
Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the Three and Nine Months Ended March 31, 2007 and 2006, and

For the Period from Inception (October 22, 1998) through March 31, 2007

(Unaudited)

					From Inception
					(October 22,
	For the Three Months Ended		For the Nine Months Ended		1998) Through
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007

Revenues	$—	$—	$—	$—	$1,396
Cost of Goods Sold	—	—	—	—	707
Gross Profit	—	—	—	—	689
General and Administrative Expenses	1,180	1,569	6,539	7,981	102,764
Net Income (Loss) from Operations	(1,180)	(1,569)	(6,539)	(7,981)	(102,075)

Other Income (Expense)
Write off of inventory	—	—	—	—	(10,645)
Loss on Sale of Assets	—	—	—	—	(9,066)
Total Other Income (Expense)	—	—	—	—	(19,711)

Net Loss Before Taxes	(1,180)	(1,569)	(6,539)	(7,981)	(121,786)
Provision for Income Taxes	—	—	—	—	—
Net Loss	$(1,180)	$(1,569)	$(6,539)	$(7,981)	$(121,786)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.22)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	1,249,816	1,107,479	556,364

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Nine Months Ended March 31, 2007 and 2006, and

For the Period from Inception (October 22, 1998) through March 31, 2007

(Unaudited)

			From Inception
	Nine Months Ended		(October 22,
	March 31,		1998) Through
	2007	2006	March 31, 2007

Cash Flows From Operating Activities
Net Income (Loss)	$(6,539)	$(7,981)	$(121,786)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	0	0	4,799
Shares issued for services	0	1,500	3,000
Loss on disposal of equipment	0	0	9,066
Write off of related party receivable	0	0	1,000
Write off of Website development costs	0	0	8,877
Write off of inventory	0	0	10,645
Decrease / (Increase) - Inventory	0	0	(10,645)
Increase / (Decrease) - Accounts Payable	680	225	680
Increase / (Decrease) - Related Party Payables	5,859	6,256	37,028
Net Cash From Operating Activities	0	0	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	0	0	(12,433)
Website development costs	0	0	(10,309)
Net Cash From Investing Activities	0	0	(22,742)

Cash Flows from Financing Activities
Stock offering costs	0	0	(6,072)
Related-party receivable	0	0	(1,000)
Proceeds from the issuance of common stock	0	0	87,150
Net Cash From Financing Activities	0	0	80,078

Net Increase In Cash	0	0	—
Beginning Cash Balance	0	0	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	0	0	$—
Cash paid during the year for income taxes	0	0	$—

See accompanying notes to financial statement.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Notes to Financial Statements

March 31, 2007

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

On October 16, 2006, our Company announced the execution of a Letter of Intent to acquire Vault Technologies, Inc., an Alberta technology corporation, which was subsequently amended on November 17 and December 19, 2006, and expired on January 31, 2007.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The Company has had no operations during the quarterly period ended March 31, 2007 nor do we have operations as of the date of this filing. General and administrative expenses were $1,180 for the March 31, 2007 period compared to $1,569 for the March 31, 2006 period. General and administrative expenses for the three months ended March 31, 2007 were comprised mainly of accounting and transfer fees. We had a net loss of $1,180 for the March 31, 2007 period compared to a net loss of $1,569 for the March 31, 2006 period.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

The Company has had no operations during the nine month period ended March 31, 2007 nor do we have operations as of the date of this filing. General and administrative expenses were $6,539 for the March 31, 2007 period compared to $7,981 for the March 31, 2006 period. General and administrative expenses for the nine months ended March 31, 2007 were comprised mainly of accounting, legal, transfer and filing fees. We had a net loss of $6,539 for the March 31, 2007 period compared to a net loss of $7,981 for the March 31, 2006 period.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On or about March 20, 2006, we filed a Definitive Information Statement on Form 14C, whereby we amended and restated our Articles of Incorporation with the State of Nevada. The Amended and Restated Articles became effective April 10, 2006. No proxies were solicited and no meeting was held as we had received consent of 3,000,000 shares (68.58%) voting in favor with none against or abstaining, representing a majority shareholders approval for the action. A summary of the major changes to our Articles that became effective through the amendment are as follows: (i) minimum number of directors was amended to one; and (ii) the Board of Directors may change our name and effect a recapitalization without a shareholder vote. The purpose of these amendments was to facilitate quick reaction in the event we are able to determine an acquisition or merger candidate. See the Exhibit Index for a copy of our Information Statement on Form 14C.

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

On October 17, 2006, we filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the reverse split mentioned above, as well as the execution of a Letter of Intent to acquire Vault Technologies, Inc., an Alberta corporation (“Vault”). We issued a Press Release in that respect on October 17, 2006, with subsequent amendments on November 17 and December 19, 2006. The Press Release was filed as an exhibit to the Current Report on Form 8-K. As of January 31, 2007, the Letter of Intent has effectively expired.

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

BEAR LAKE RECREATION, INC.

Date:	05/04/07	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Date:	05/04/07	By:	/s/Todd Albiston
Todd Albiston
Secretary and Director