Form 10KSB
period 2007-06-30
BEAR LAKE RECREATION INC
filed 2007-09-14
CIK 1074871

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2007

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

$0.001 par value common stock

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No (2) Yes ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State Issuer’s revenues for its most recent fiscal year: June 30, 2007 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within the past 60 days.

June 30, 2007 - $392.67. There are approximately 392,673 shares of common voting stock of the Issuer not held by affiliates. Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.001 per share.

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

September 5, 2007: Common – 1,249,816

September 5, 2007: Preferred – 0

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

On October 11, 2006, by unanimous consent of the Board of Directors, the Company effected a reverse split of its outstanding common stock on a basis of 1 for 3.5, while retaining the current par value of one mil ($0.001) per share, to be effective as of October 23, 2006. In conjunction with the reverse split, NASDAQ changed the Company symbol, “BLKR,” to “BLKE,” effective at the open of business on Monday, October 23, 2006. The financial statements have been retroactively adjusted to show the reverse split. Additionally, all share representations are on a post-split basis hereinafter unless specifically annotated as pre-split.

On or about March 20, 2006, the Company amended and restated its Articles of Incorporation. The Amended and Restated Articles of Incorporation were unanimously adopted by our Board of Directors, who also constitute our majority shareholders (the “Majority Shareholders”), collectively beneficially owning 857,143 shares of our common stock or approximately 68.6% of our outstanding voting securities. No other votes were required or necessary to adopt these amendments and the Amended and Restated Articles of Incorporation, and none were solicited. A summary of the major changes to its Articles that became effective through the amendment are as follows: (i) five million (5,000,000) shares of preferred stock with a par value of $0.001 per share were authorized, (ii) minimum number of directors was amended to one, (iii) the Board of Directors may change the Company’s name and (iv) effect a recapitalization without a shareholder vote. Our Definitive Information Statement on Form DEF14C, which was filed with the Securities and Exchange Commission on March 20, 2006, is attached as an exhibit. See Part III, Item 13 of this Report.

We authorized the issuance of 1,500,000 pre-split shares of our common stock to our officers and directors for services on September 28, 2004. We authorized the issuance of an additional 1,500,000 pre-split shares of our common stock to our officers and directors for services on September 29, 2005. There are currently 1,249,816 shares issued and outstanding.

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

Our Company May Be Deemed to Be a “Blank Check” Company Until We Adopt a Business Plan

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

Discretionary Use of Proceeds; “Blank Check” Company

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

Our Company Will Seek Out Business Opportunities

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

Uncertain Structure of Acquisition

On October 16, 2006, the Company executed a Letter of Intent to acquire Vault Technologies, Inc., an Alberta technology corporation that was subsequently amended on November 17 and December 19, 2006, and expired on January 31, 2007.

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

Auditor’s ‘Going Concern’ Opinion

The Independent Auditor’s Report issued in connection with the audited financial statements of our Company for the calendar years ended June 30, 2007, 2006, 2005, 2004, 2003 and 2002, expresses “substantial doubt about its ability to continue as a going concern,” due to our Company’s status as a start up and our lack of profitable operations. See Part II, Item 7, of this Annual Report.

Losses Associated With Startup

Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on “Blank Check” Companies

Federal Restrictions

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

State Restrictions

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

Management to Devote Insignificant Time to Activities of Our Company

Members of our Company’s management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that our Company has no business operations, the members of management currently devote one hour a week to the activities of our Company, until such time as our Company has identified a suitable acquisition target.

No Market for Common Stock; No Market for Shares

Established on December 13, 2005, our common stock was approved for trading on the OTC Bulletin Board of the NASD under the symbol “BLKR.” On October 23, 2006, in conjunction with the reverse split, NASDAQ changed the Company symbol to “BLKE.” There is currently no established trading market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of our Company is likely to be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company’s common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 5.

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

There has been no “established public market” for the Company’s common stock. On October 23, 2006, the NASDAQ changed the Company symbol, “BLKR,” to “BLKE.” At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the “pink sheets” or the OTC Bulletin Board of the NASD.

Principal Products or Services and their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

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

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts, including Duration

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

Research and Development Costs During the Last Two Fiscal Years

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

Number of Total Employees and Number of Full Time Employees

None; not applicable.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their internet site www.sec.gov.

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

On or about March 20, 2006, the Company filed a Definitive Information Statement on Form 14C, whereby the Company amended and restated its Articles of Incorporation with the State of Nevada. The Amended and Restated Articles of Incorporation were unanimously adopted by our Board of Directors, who also constitute our majority shareholders (the “Majority Shareholders”), collectively beneficially owning 857,143 shares of our common stock or approximately 68.6% of our outstanding voting securities. No other votes were required or necessary to adopt these amendments and the Amended and Restated Articles of Incorporation, and none were solicited. A summary of the major changes to its Articles that became effective through the amendment are as follows: (i) five million (5,000,000) shares of preferred stock with a par value of $0.001 per share were authorized, (ii) minimum number of directors was amended to one, (iii) the Board of Directors may change the Company’s name and (iv) effect a recapitalization without a shareholder vote. See the Exhibit Index for a copy of our Information Statement on Form 14C.

During the year ended June 30, 2007, no additional matter was submitted to a vote of the Company’s securities holders, whether through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The Company’s common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”) on December 13, 2005 under the symbol “BLKR”. On October 23, 2006, in conjunction with the reverse split, NASDAQ changed the Company symbol, “BLKR,” to “BLKE.” There is currently no established “public market” for shares of common stock of the Company. Management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained.

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

The bid and offer price for the shares of common stock of our Company for the quarterly periods from July 3, 2006 through June 29, 2007 are as follows:

	Closing Bid		Closing Ask
2006	High	Low	High	Low
July 3 – September 29.15		.15	NONE	NONE
October 2 – October 20.15		.10	NONE	NONE
October 23 – December 29.10		.10	NONE	NONE
(after a 1 for 3.5 reverse split)

2007	High	Low	High	Low
January 3 – March 30.15		.15	NONE	NONE
April 2 – June 29.15		.15	NONE	NONE

These prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

The number of record holders of the Company’s common stock as of the date of this Annual Report is approximately 66, not including an indeterminate number who may hold shares in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

Our Company does not have any Equity Compensation Plans.

Recent Sales of Unregistered Securities

We have had no recent sales of restricted securities.

Sales of Restricted Securities

We authorized the issuance of 1,500,000 pre-split shares (500,000 shares each) to our Company's officers and directors for services on September 28, 2004.

We authorized the issuance of 1,500,000 pre-split shares (500,000 shares each) to our Company's officers and directors for services on September 29, 2005. No other sales of unregistered securities have been made since then.

On October 11, 2006, by unanimous consent of the Board of Directors, the Company effected a reverse split of its outstanding common stock on a basis of 1 for 3.5, while retaining the current par value of one mil ($0.001) per share, to be effective as of October 23, 2006.

The following table is as of the latest practicable date:

Name of Beneficial Owner	Number of Post-Split Shares	Consideration
Todd Albiston, Secretary/Treasurer	285,716	Services at $.001
Wayne Bassham, President	285,716	Services at $.001
Derrick Albiston, Vice President	285,716	Services at $.001

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

The securities of the Company that are owned by Wayne Bassham, Derrick Albiston, and Todd Albiston, our President, Vice President, and Secretary/Treasurer, respectively, collectively amounting to 857,148 shares or approximately 68.58% of our outstanding voting securities, these persons have agreed not to publicly resell these securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a “no action” letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended June 30, 2007, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended June 30, 2007.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At June 30, 2007, the Company’s had no assets. See the Index to Financial Statements, Item 7 of this Report.

During the year ended June 30, 2007, the Company had a net loss of $6,482 as compared to a net loss of $8,906, resulting from operations for the same period ended June 30, 2006. We have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements for the year ended June 30, 2007.

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

Liquidity

The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. During calendar 2007, expenses were paid by a principal stockholder in the amount of $6,482; and during calendar 2006, additional expenses by a principal stockholder totaled $8,906. The aggregate amount of $37,651 outstanding as of June 30, 2007, is unsecured and is due on demand.

Item 7. Financial Statements

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2007

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	18
Balance Sheet	19
Statements of Operations	20
Statement of Stockholders’ Equity (Deficit)	21
Statements of Cash Flows	23
Notes to Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bear Lake Recreation, Inc. [A Development Stage Company]

We have audited the accompanying balance sheet of Bear Lake Recreation, Inc. (a development stage company)as of June 30, 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2007 and 2006, and for the period from inception [October 22, 1998] through June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Lake Recreation, Inc. [A development stage company] as of June 30, 2007, and the results of operations and cash flows as of June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss and negative operating cash flows as of June 30, 2007. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

Salt Lake City, Utah

August 28, 2007

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

BALANCE SHEET

June 30, 2007

ASSETS

Total Assets	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$—
Related Party Payable	37,651
Total Current Liabilities	37,651
Total Liabilities	37,651

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	—
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250
Additional Paid-in Capital	82,828
Accumulated Deficit during the Development Stage	(121,729)
Total Stockholders' Deficit	(37,651)
Total Liabilities and Stockholders' Deficit	$—

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2007 and 2006 and

For the Period from Inception (October 22, 1998) through June 30, 2007

			From Inception
	For the Year	For the Year	(October 22,
	Ended	Ended	1998) Through
	June 30,	June 30,	June 30,
	2007	2006	2007

Revenues	$—	$—	$1,396
Cost of Goods Sold	—	—	707
Gross Profit	—	—	689
General and Administrative Expenses	6,482	8,906	102,707
Net Income (Loss) from Operations	(6,482)	(8,906)	(102,018)

Other Income (Expense)
Write off of inventory	—	—	(10,645)
Loss on Sale of Assets	—	—	(9,066)
Total Other Income (Expense)	—	—	(19,711)

Net Loss Before Taxes	(6,482)	(8,906)	(121,729)
Provision for Income Taxes	—	—	—
Net Loss	$(6,482)	$(8,906)	$(121,729)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.17)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,142,966	703,987

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from Inception (October 22, 1998) through June 30, 2007

							Net
					Additional		Stockholders'
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Equity
	Shares	Stock	Shares	Stock	Capital	Deficit	(Deficit)
Balance, October 22, 1998		$—	—	$—	$—	$—	$—
Shares issued for cash in October 25, 1998 at $.0035 per share			285,734	286	714		1,000
Shares issued for cash in March 4, 1999 at $3.50 per share			12,868	13	44,987		45,000
Stock offering costs					(6,072)		(6,072)
Net loss for the year ended June 30, 1999						(16,134)	(16,134)
Balance, June 30, 1999	—	—	298,602	299	39,629	(16,134)	23,794
Net loss for the year ended June 30, 2000						(6,828)	(6,828)
Balance, June 30, 2000	—	—	298,602	299	39,629	(22,962)	16,966
Shares issued for cash in July 1, 2000 at $.4375 per share			74,066	74	32,326		32,400
Shares issued for cash in August 1, 2000 at $.4375 per share			20,000	20	8,730		8,750
Net loss for the year ended June 30, 2001						(32,303)	(32,303)
Balance, June 30, 2001	—	—	392,668	393	80,685	(55,265)	25,813
Net loss for the year ended June 30, 2002						(26,635)	(26,635)
Balance, June 30, 2002	—	—	392,668	393	80,685	(81,900)	(822)
Net loss for the year ended June 30, 2003						(3,945)	(3,945)
Balance, June 30, 2003	—	—	392,668	393	80,685	(85,845)	(4,767)
Net loss for the year ended June 30, 2004						(6,207)	(6,207)
Balance, June 30, 2004	—	—	392,668	393	80,685	(92,052)	(10,974)
Shares issued for services in September 28, 2004 at $.0035 per share			428,574	428	1,072		1,500
Net loss for the year ended June 30, 2005						(14,289)	(14,289)
Balance, June 30, 2005	—	—	821,242	$821	$81,757	$(106,341)	$(23,763)
Shares issued for services in September 29, 2005 at $.0035 per share			428,574	429	1,071		1,500
Net loss for the year ended June 30, 2006						(8,906)	(8,906)
Balance, June 30, 2006	—	—	1,249,816	$1,250	$82,828	$(115,247)	$(31,169)

Net loss for the year ended June 30, 2007						(6,482)	(6,482)
Balance, June 30, 2007	—	$—	1,249,816	$1,250	$82,828	$(121,729)	$(37,651)

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2007 and 2006 and

for the Period from Inception (October 22, 1998) through June 30, 2007

	For the	For the	From Inception
	Year Ended	Year Ended	(October 22,
	June 30,	June 30,	1998) Through
	2007	2006	June 30, 2007

Cash Flows From Operating Activities
Net Income (Loss)	$(6,482)	$(8,906)	$(121,729)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	0	0	4,799
Shares issued for services	0	1,500	3,000
Loss on disposal of equipment	0	0	9,066
Write off of related party receivable	0	0	1,000
Write off of Website development costs	0	0	8,877
Write off of inventory	0	0	10,645
Decrease / (Increase) - Inventory	0	0	(10,645)
Increase / (Decrease) - Accounts Payable	0	0	—
Increase / (Decrease) - Related Party Payables	6,482	7,406	37,651
Net Cash From Operating Activities	0	0	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	0	0	(12,433)
Website development costs	0	0	(10,309)
Net Cash From Investing Activities	0	0	(22,742)

Cash Flows from Financing Activities
Stock offering costs	0	0	(6,072)
Related-party receivable	0	0	(1,000)
Proceeds from the issuance of common stock	0	0	87,150
Net Cash From Financing Activities	0	0	80,078

Net Increase In Cash	0	0	—
Beginning Cash Balance	0	0	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$0	$0	$—
Cash paid during the year for income taxes	$0	$0	$—

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at June 30, 2007.

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

(d) Net Loss Per Common Share

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement No. 128 revised the manner in which loss per share is calculated. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to common stock equivalents. There are no common stock equivalents outstanding as of June 30, 2007 or 2006 thus, basic and diluted loss per share calculations are the same. All per share calculations reflect the 1 to 3.5 reverse stock split effected October 23, 2006.

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of June 30, 2007.

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

(g) Impact of New Accounting Standards

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFA 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company as of July 1, 2007. The Company does not anticipate the adoption of SFAS 155 will have any impact on its financial statements.

In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets," an amendment of SFAS 140. This clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequent accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early. The Company does not anticipate the adoption of SFAS 156 will have a material impact of its financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes." This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company’s financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC") issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its financial statements.

(h) Revenue Recognition

The Company shall recognize revenues in accordance with the Securities & Exchange Commission Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.” SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Accordingly the Company shall recognize revenues when earned which shall be as products or services are delivered to customers. The Company shall also record accounts receivable for revenue earned but not yet collected. An allowance for bad debts shall be provided based on estimated losses. For revenue received in advance of service the Company shall record a current liability as deferred revenue until the earnings process is complete.

NOTE 2 LIQUIDITY AND GOING CONCERN

The Company is a development stage enterprise, has sustained a loss from operations since inception of $121,729, and has had negative cash flows from operating activities during the period from inception [October 22, 1998] through June 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTION

During the years ended June 30, 2007 and 2006, the Company borrowed $6,482 and $8,906, respectively from an investor to pay operating expenses. The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of June 30, 2007 is $37,651.

NOTE 4 COMMON STOCK

On October 25, 1998, the Company issued 285,734 shares to an officer of the Company for cash considerations of $1,000 or $.0035 per share.

On March 4, 1999, the Company received $45,000 cash considerations for the issuance of 12,868 shares of common stock at a price of $3.50 per share.

In July and August 2000, the Company issued 94,066 shares of its common stock for $41,150 or $.4375 per share.

On September 28, 2004, the Company issued 428,574 shares of its common stock (142,858 each) to its directors for services valued at $1,500 or $.0035 per share.

On September 29, 2005, the Company issued 428,574 shares of its common stock (142,858 each) to its directors for services valued at $1,500 or $.0035 per share.

On October 11, 2006, by unanimous consent of the Board of Directors, the Company effected a reverse split of its outstanding common stock on a basis of 1 for 3.5, while retaining the current par value of one mil ($0.001) per share, to be effective as of October 23, 2006. This reverse stock split has been retroactively applied to all periods presented.

NOTE 5 AMENDMENT TO ARTICLES OF INCORPORATION

On March 20, 2006, the Company filed a definitive information statement on Form 14-C, whereby the Company amended and restated its Articles of Incorporation with the State of Nevada. The Amended and Restated Articles became affective April 10, 2006. No proxies were solicited as the Company had received consent of majority shareholders approving the action. A summary of the major changes to its Articles that became effective through the amendment are as follows: (i) five million (5,000,000) shares of preferred stock with a par value of $0.001 per share were authorized, (ii) minimum number of directors was amended to one, (iii) the Board of Directors may change the Company’s name and (iv) effect a recapitalization without a shareholder vote. The purpose of these amendments was to facilitate quick reaction in the event the Company is able to determine an acquisition or merger candidate. See Item 13. Exhibits.

NOTE 6 INCOME TAXES

The provision for income taxes consists of the following:

	2007	2006
Current tax	$—	$—
Deferred tax benefit	(2,204)	(3,028)
Benefits of operating loss carryforwards	2,204	3,028
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of June 30, 2007. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$121,729	$41,388	34%
Valuation Allowance		(41,388)
Deferred Tax Asset – 6/30/2007		$—

During the twelve months ended June 30, 2007 and 2006, the valuation allowance increased $2,204 and $3,028, respectively.

The Company has the following operating loss carry forwards available at June 30, 2007:

Operating Losses
Expires	Amount
2014	16,134
2015	6,828
2016	32,303
2017	26,635
2018	3,945
2019	6,207
2020	14,289
2021	8,906
2022	6,482

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	2007	2006
Expected Tax Provision	$(2,204)	$(3,028)
Effect of:
Increase in Valuation Allowance	2,204	3,028
Actual Tax Provision	$—	$—

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; not applicable.

Item 8(a)T. Controls and Procedures

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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 8(b). Other Information

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

Business Experience

Wayne Bassham, our President is 49 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past seventeen years. Mr. Bassham is the President and a director of Westcott Products Corporation, a Delaware company, which has been deemed a blank check company.

Derrick Albiston, our Vice President and director is 28 years of age. Mr. Albiston has been employed by Staff Care, a physician placement company, in Salt Lake City, UT during the past three years. Mr. Albiston has a Bachelors degree from the University of Utah where he studied and worked in small to large film productions. Mr. Albiston continues to work in graphic, video and film design for Mouse Design, a Utah company owned by Mr. Albiston. Mr. Albiston is not currently an officer or director of any public company, other than Bear Lake Recreation, Inc., nor has he ever been an officer or director with a public company.

Todd Albiston, our Secretary/Treasurer is 49 years of age. Mr. Albiston has been employed as an account manager for Physician Sales and Service, Inc. for the past three years. For the preceding thirteen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company. Mr. Albiston is the Vice President and a director of Westcott Products Corporation, a Delaware company, which has been deemed a blank check company.

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

Compliance with Section 16(a) of the Exchange Act

Each of the Company’s directors and control persons has filed a Form 3, Statement of Beneficial Ownership, with the Securities and Exchange Commission, and each of the Company’s directors has subsequently filed a Form 4. There have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 4.

Code of Ethics

The Company adopted a Code of Ethics that was filed as an exhibit 14 to our Annual Report for the year ended June 30, 2004 and is incorporated herein by reference. See Item 13 of this report.

Corporate Governance

Director Independence

The Company does not have any directors that are independent. All of the directors also serve as officers.

Board Meetings and Committees; Annual Meeting Attendance

The Board of Directors held no annual meeting during the year ended June 30, 2007.

Nominating Committee

There are no established committees because there are currently no material operations.

Audit Committee

There are no established committees because there are currently no material operations.

Audit Committee Financial Expert

The Company does not currently have a financial expert serving on an audit committee as one does not currently exist because there are currently no material operations.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	All Other Compen-sations ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wayne Bassham	06/30/07	0	0	0	0	0	0	0	0
President,	06/30/06	0	0	0	0	0	0	0	500*
Director	06/30/05	0	0	0	0	0	0	0	500*
	06/30/04	0	0	0	0	0	0	0	0

Derrick Albiston	06/30/07	0	0	0	0	0	0	0	0
Vice President	06/30/06	0	0	0	0	0	0	0	500*
Director	06/30/05	0	0	0	0	0	0	0	500*
	06/30/04	0	0	0	0	0	0	0	0

Todd Albiston	06/30/07	0	0	0	0	0	0	0	0
Secretary/Treasurer	06/30/06	0	0	0	0	0	0	0	500*
Director	06/30/05	0	0	0	0	0	0	0	500*
	06/30/04	0	0	0	0	0	0	0	0

*We authorized the issuance of 428,574 shares (142,858 shares each) to our Company's officers and directors for services valued at $500 each on September 28, 2004, and September 29, 2005.

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the years ended June 30, 2007, 2006, 2005 and 2004. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Outstanding Equity Awards

None, not applicable

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as director. No additional amounts are payable to the Company’s directors for committee participation or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of the Company’s common stock as of June 30, 2007 and to the date hereof:

Ownership of Principal Shareholders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Wayne Bassham	285,716	23
	8867 S. Capella Way
	Sandy, Utah 84093
Common	Derrick Albiston	285,716	23
	6883 Florentine Way
	West Jordan, Utah 84084
Common	Todd Albiston	285,716	23
	8346 S. Viscounti Drive
	Sandy, Utah 84093
Common	Thomas J. Howells	104,916	8
	4685 S. Highland Dr., #202
	Salt Lake City, Utah 84117

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of June 30, 2007 and to the date hereof:

Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Wayne Bassham	285,716	23
	8867 S. Capella Way
	Sandy, Utah 84093
Common	Derrick Albiston	285,716	23
	6883 Florentine Way
	West Jordan, Utah 84084
Common	Todd Albiston	285,716	23
	8346 S. Viscounti Drive
	Sandy, Utah 84093

Changes in Control

There are no additional present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

Except as discussed in Note 3, Related Party Transaction, of the Notes to Financial Statements, there were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Parents of the Issuer

There are no parents of the Issuer.

Transactions with Promoters and Control Persons

There were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits

Exhibits

Form 10KSB for the year ended June 30, 2004. Incorporated herein by reference.

Form DEF14C – Definitive Information Station filed March 20, 2006, amending and restating the Company’s Articles of Incorporation. Incorporated herein by reference.

Code of Ethics, as attached to Form 10KSB for year ended June 30, 2004. Incorporated herein by reference.

3.1 Articles of Incorporation*

3.1(i) Certificate of Amendment of the Articles of Incorporation*

3.2 Bylaws*

*See the Company’s 10-SB Registration Statement filed with the Securities and Exchange Commission on or about March 3, 2002, and are incorporated herein by reference.

EX 31.1 Certification of Wayne Bassham, the Company’s President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.2 Certification of Todd Albiston, the Company’s Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32 Certification of Wayne Bassham and Todd Albiston pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended June 30, 2007 and 2006:

Fee Category	2007	2006
Audit Fees	$5,140	$5,994
Audit-related Fees	$0	$0
Tax Fees	$275	$0
All Other Fees	$0	$0
Total Fees	$5,415	$5,994

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

BEAR LAKE RECREATION, INC.

Date:	September 5, 2007	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

In accordance with the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

BEAR LAKE RECREATION, INC.

Date:	September 5, 2007	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

Date:	September 5, 2007	By:	/s/Todd Albiston
Todd Albiston, Secretary, Treasurer and Director