Form 10QSB
period 2007-09-30
BEAR LAKE RECREATION INC
filed 2007-11-08
CIK 1074871

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: November 7, 2007 - 1,249,816 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS

September 30, 2007

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Balance Sheets

September 30, 2007 and June 30, 2007

	9/30/2007	6/30/2007
	(Unaudited)	(Audited)
ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$—	$—
Related Party Payable	41,562	37,651
Total Current Liabilities	41,562	37,651
Total Liabilities	41,562	37,651

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	—	—
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(125,640)	(121,729)
Total Stockholders' Deficit	(41,562)	(37,651)
Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the Three Months Ended September 30, 2007 and 2006, and

For the Period from Inception (October 22, 1998) through September 30, 2007

(Unaudited)

	For the	For the	From Inception
	Three Months	Three Months	(October 22,
	Ended	Ended	1998) Through
	September 30,	September 30,	September 30,
	2007	2006	2007

Revenues	$—	$—	$1,396
Cost of Goods Sold	—	—	707
Gross Profit	—	—	689
General and Administrative Expenses	3,911	3,567	106,618
Net Income (Loss) from Operations	(3,911)	(3,567)	(105,929)

Other Income (Expense)
Write off of inventory	—	—	(10,645)
Loss on Sale of Assets	—	—	(9,066)
Total Other Income (Expense)	—	—	(19,711)

Net Loss Before Taxes	(3,911)	(3,567)	(125,640)
Provision for Income Taxes	—	—	—
Net Loss	$(3,911)	$(3,567)	$(125,640)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.17)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	719,381

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Three Months Ended September 30, 2007 and 2006, and

For the Period from Inception (October 22, 1998) through September 30, 2007

(Unaudited)

	For the	For the	From Inception
	Three Months	Three Months	(October 22,
	Ended	Ended	1998) Through
	September 30,	September 30,	September 30,
	2007	2006	2007

Cash Flows From Operating Activities
Net Income (Loss)	$(3,911)	$(3,567)	$(125,640)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	0	0	4,799
Shares issued for services	0	0	3,000
Loss on disposal of equipment	0	0	9,066
Write off of related party receivable	0	0	1,000
Write off of Website development costs	0	0	8,877
Write off of inventory	0	0	10,645
Decrease / (Increase) - Inventory	0	0	(10,645)
Increase / (Decrease) - Accounts Payable	0	0	—
Increase / (Decrease) - Related Party Payables	3,911	3,567	41,562
Net Cash From Operating Activities	0	0	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	0	0	(12,433)
Website development costs	0	0	(10,309)
Net Cash From Investing Activities	0	0	(22,742)

Cash Flows from Financing Activities
Stock offering costs	0	0	(6,072)
Related-party receivable	0	0	(1,000)
Proceeds from the issuance of common stock	0	0	87,150
Net Cash From Financing Activities	0	0	80,078

Net Increase In Cash	0	0	—
Beginning Cash Balance	0	0	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	0	0	$—
Cash paid during the year for income taxes	0	0	$—

See accompanying notes to financial statement.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Notes to Financial Statements

September 30, 2007

(Unaudited)

PRELIMINARY NOTE

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management does not expect that adopting this statement would have an impact on the Company’s financial condition or results of operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The Company has had no operations during the quarterly period ended September 30, 2007, nor do we have operations as of the date of this filing. General and administrative expenses were $3,911 for the September 30, 2007, period compared to $3,567 for the September 30, 2006, period. General and administrative expenses for the three months ended September 30, 2007, were comprised mainly of accounting and transfer fees. We had a net loss of $3,911 for the September 30, 2007, period compared to a net loss of $3,567 for the September 30, 2006, period.

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

There were no sales of equity securities during the period of this Quarterly Report.

Recent Sales of Unregistered Securities

None; not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)	None; not applicable.

(b)	Nominating Committee

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

BEAR LAKE RECREATION, INC.

Date:	11/07/07	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Date:	11/07/07	By:	/s/Todd Albiston
Todd Albiston
Secretary and Director