Form 10QSB
period 2007-12-31
BEAR LAKE RECREATION INC
filed 2008-02-13
CIK 1074871

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: February 08, 2008 - 1,249,816 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS

December 31, 2007

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Balance Sheets

December 31, 2007 and June 30, 2007

	12/31/2007	6/30/2007
	(Unaudited)	(Audited)
ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$—	$—
Related Party Payable	42,502	37,651
Total Current Liabilities	42,502	37,651
Total Liabilities	42,502	37,651

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	—	—
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(126,580)	(121,729)
Total Stockholders' Deficit	(42,502)	(37,651)
Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the Three and Six Months Ended December 31, 2007 and 2006, and

For the Period from Inception (October 22, 1998) through December 31, 2007

(Unaudited)

	For the	For the	For the	For the	From Inception
	Three Months	Three Months	Six Months	Six Months	(October 22,
	Ended	Ended	Ended	Ended	1998) Through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007

Revenues	$—	$—	$—	$—	$1,396
Cost of Goods Sold	—	—	—	—	707
Gross Profit	—	—	—	—	689
General and Administrative Expenses	940	1,792	4,851	5,359	107,558
Net Income (Loss) from Operations	(940)	(1,792)	(4,851)	(5,359)	(106,869)

Other Income (Expense)
Write off of inventory	—	—	—	—	(10,645)
Loss on Sale of Assets	—	—	—	—	(9,066)
Total Other Income (Expense)	—	—	—	—	(19,711)

Net Loss Before Taxes	(940)	(1,792)	(4,851)	(5,359)	(126,580)
Provision for Income Taxes	—	—	—	—	—
Net Loss	$(940)	$(1,792)	$(4,851)	$(5,359)	$(126,580)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.17)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	1,249,816	1,249,816	733,931

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Six Months Ended December 31, 2007 and 2006, and

For the Period from Inception (October 22, 1998) through December 31, 2007

(Unaudited)

	For the	For the
	Six Months	Six Months	From Inception
	Ended	Ended	(October 22,
	December 31,	December 31,	1998) Through
	2007	2006	December 31, 2007

Cash Flows From Operating Activities
Net Income (Loss)	$(4,851)	$(5,359)	$(126,580)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	—	—	4,799
Shares issued for services	—	—	3,000
Loss on disposal of equipment	—	—	9,066
Write off of related party receivable	—	—	1,000
Write off of Website development costs	—	—	8,877
Write off of inventory	—	—	10,645
Decrease / (Increase) - Inventory	—	—	(10,645)
Increase / (Decrease) - Accounts Payable	—	680	—
Increase / (Decrease) - Related Party Payables	4,851	4,679	42,502
Net Cash From Operating Activities	—	—	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	—	—	(12,433)
Website development costs	—	—	(10,309)
Net Cash From Investing Activities	—	—	(22,742)

Cash Flows from Financing Activities
Stock offering costs	—	—	(6,072)
Related-party receivable	—	—	(1,000)
Proceeds from the issuance of common stock	—	—	87,150
Net Cash From Financing Activities	—	—	80,078

Net Increase In Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	—	—	$—
Cash paid during the year for income taxes	—	—	$—

See accompanying notes to financial statement.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Notes to Financial Statements

December 31, 2007

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

NOTE 2 LIQUIDITY/GOING CONCERN

The Company does not have significant assets, nor has it established operations and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $42,502 to a shareholder as of December 31, 2007. The unsecured loan bears no interest and is due on demand. For the three months ended December 31, 2007 and 2006, a shareholder paid $940 and $1,792 in expenses on behalf of the Company, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

The Company has had no operations during the quarterly period ended December 31, 2007, nor do we have operations as of the date of this filing. General and administrative expenses were $940 for the December 31, 2007, period compared to $1,792 for the December 31, 2006, period. General and administrative expenses for the three months ended December 31, 2007, were comprised mainly of accounting and transfer fees. The Company had no legal fees during the period, thus reducing the general and administrative expenses. We had a net loss of $940 for the December 31, 2007, period compared to a net loss of $1,792 for the December 31, 2006, period.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

The Company has had no operations during the six month period ended December 31, 2007, nor do we have operations as of the date of this filing. General and administrative expenses were $4,851 for the December 31, 2007, period compared to $5,359 for the December 31, 2006, period. General and administrative expenses for the six months ended December 31, 2007, were comprised mainly of accounting, transfer and filing fees. The Company had no legal fees during the period, thus reducing the general and administrative expenses. We had net loss of $4,851 for the December 31, 2007, period compared to a net loss of $5,359 for the December 31, 2006, period.

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

BEAR LAKE RECREATION, INC.

Date:	02/11/08	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Date:	02/11/08	By:	/s/Todd Albiston
Todd Albiston
Secretary and Director