Form 10-Q
period 2008-03-31
BEAR LAKE RECREATION INC
filed 2008-05-15
CIK 1074871

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-49671

BEAR LAKE RECREATION, INC.

(Exact name of Registrant as specified in its charter)

Nevada	87-0620495
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

(801) 278-9424

(Registrant’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: May 14, 2008 - 1,249,816 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS

March 31, 2008

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	7

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Balance Sheets

March 31, 2008 and June 30, 2007

	3/31/2008	6/30/2007
	(Unaudited)	(Audited)
ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$—	$—
Related Party Payable	43,360	37,651
Total Current Liabilities	43,360	37,651
Total Liabilities	43,360	37,651

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	—	—
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(127,438)	(121,729)
Total Stockholders' Deficit	(43,360)	(37,651)
Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the Three and Nine Months Ended March 31, 2008 and 2007, and

For the Period from Inception (October 22, 1998) through March 31, 2008

(Unaudited)

	For the	For the	For the	For the	From Inception
	Three Months	Three Months	Nine Months	Nine Months	(October 22,
	Ended	Ended	Ended	Ended	1998) Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008

Revenues	$—	$—	$—	$—	$1,396
Cost of Goods Sold	—	—	—	—	707
Gross Profit	—	—	—	—	689
General and Administrative Expenses	858	1,180	5,709	6,539	108,416
Net Income (Loss) from Operations	(858)	(1,180)	(5,709)	(6,539)	(107,727)

Other Income (Expense)
Write off of inventory	—	—	—	—	(10,645)
Loss on Sale of Assets	—	—	—	—	(9,066)
Total Other Income (Expense)	—	—	—	—	(19,711)

Net Loss Before Taxes	(858)	(1,180)	(5,709)	(6,539)	(127,438)
Provision for Income Taxes	—	—	—	—	—
Net Loss	$(858)	$(1,180)	$(5,709)	$(6,539)	$(127,438)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.17)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	1,249,816	1,249,816	747,558

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Nine Months Ended March 31, 2008 and 2007, and

For the Period from Inception (October 22, 1998) through March 31, 2008

(Unaudited)

	For the	For the	From Inception
	Nine Months	Nine Months	(October 22,
	Ended	Ended	1998) Through
	March 31,	March 31,	March 31,
	2008	2007	2008

Cash Flows From Operating Activities
Net Income (Loss)	$(5,709)	$(6,539)	$(127,438)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	—	—	4,799
Shares issued for services	—	—	3,000
Loss on disposal of equipment	—	—	9,066
Write off of related party receivable	—	—	1,000
Write off of Website development costs	—	—	8,877
Write off of inventory	—	—	10,645
Decrease / (Increase) - Inventory	—	—	(10,645)
Increase / (Decrease) - Accounts Payable	—	680	—
Increase / (Decrease) - Related Party Payables	5,709	5,859	43,360
Net Cash From Operating Activities	—	—	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	—	—	(12,433)
Website development costs	—	—	(10,309)
Net Cash From Investing Activities	—	—	(22,742)

Cash Flows from Financing Activities
Stock offering costs	—	—	(6,072)
Related-party receivable	—	—	(1,000)
Proceeds from the issuance of common stock	—	—	87,150
Net Cash From Financing Activities	—	—	80,078

Net Increase In Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	—	—	$—
Cash paid during the year for income taxes	—	—	$—

See accompanying notes to financial statement.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

March 31, 2008

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $43,360 to a shareholder as of March 31, 2008. The unsecured loan bears no interest and is due on demand. For the three months ended March 31, 2008 and 2007, a shareholder paid $858 and $1,180 in expenses on behalf of the Company, respectively.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The Company will adopt SFAS 157 on July 1, 2008 with no impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company will elect not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 is adopted on July 1, 2008. As a result, implementation of SFAS 159 will have no impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15,

2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s consolidated financial statements and it does not intend to adopt this standard early.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

Our only foreseeable cash requirements during the next 12 months will relate to maintaining our good standing in the State of Nevada, as well as legal and accounting fees. Management does not anticipate that we will have to raise additional funds during the next 12 months.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

We had no operations during the quarterly period ended March 31, 2008, nor do we have operations as of the date of this filing. General and administrative expenses were $858 for the March 31, 2008, period compared to $1,180 for the March 31, 2007, period. General and administrative expenses for the three months ended March 31, 2008, were comprised mainly of accounting fees. We had a net loss of $858 for the March 31, 2008, period compared to a net loss of $1,180 for the March 31, 2007, period.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

We had no operations during the nine month period ended March 31, 2008, nor do we have operations as of the date of this filing. General and administrative expenses were $5,709 for the nine month period ended March 31, 2008, compared to $6,539 for the nine month period ended March 31, 2007. General and administrative expenses for the nine months ended March 31, 2008, were comprised mainly of accounting, transfer and filing fees. We had no legal fees during the period, thus reducing the general and administrative expenses. We had a net loss of $5,709 for the nine month period ended March 31, 2008, compared to a net loss of $6,539 for the nine month period ended March 31, 2007.

Liquidity

We have no current cash resources.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing in the State of Nevada. We do not have any cash reserves to pay for our administrative expenses for the next 12 months. In the event that additional funding is required in order to keep us in good standing, we may attempt to raise such funding through loans or through additional sales of our common stock.

Off-balance Sheet Arrangements

None; not applicable

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to management, including the President and Secretary, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our President and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, our President and Secretary concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A. Risk Factors.

Not required.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6.Exhibits.

(a) Exhibits and index of exhibits.

31.1 302 Certification of Wayne Bassham

31.2 302 Certification of Todd Albiston

32 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAR LAKE RECREATION, INC.

(Issuer)

Date:	05/14/08	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	05/14/08	By:	/s/Todd Albiston
Todd Albiston
Secretary and Director