Form 10-K
period 2008-06-30
BEAR LAKE RECREATION INC
filed 2008-09-19
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended: June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Bear Lake Recreation, Inc.

(Name of Small Business Issuer in its Charter)

Nevada	000-49671	87-0620495
(State of Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

4685 S. Highland Drive, Suite #202, Salt Lake City, Utah 84117

(Address Number of Principal Executive Offices)

(801) 278-9424

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Item 14 of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company ☒

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State Issuer’s revenues for its most recent fiscal year: June 30, 2008 - $0.

The market value of the voting stock held by non-affiliates is $392.67, based on 392,673 shares held by non-affiliates. Due to the extremely limited trading market for the Issuer’s common stock, these shares have been arbitrarily valued at par value of one mill ($0.001) per share.

As of September 8, 2008, the Issuer had 1,249,816 shares of common stock outstanding.

Documents incorporated by reference: See Item 15.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Bear Lake Recreation, Inc.,” “Bear Lake,” the “Company,” “we,” “us,” “our” and words of similar import) refer to Bear Lake Recreation, Inc., the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which Bear Lake may participate, competition within Bear Lake’s chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1. BUSINESS

Historical Development

Bear Lake Recreation, Inc. was organized under the laws of the State of Nevada on October 22, 1998. The Company was formed to engage in any lawful business.

The Company’s initial authorized capital consisted of 50,000,000 shares of $0.001 par value common voting stock. A total of 1,000,000 shares was issued at inception at a price of $0.001 per share.

On October 16, 2006, our Company announced the execution of a Letter of Intent to acquire Vault Technologies, Inc., an Alberta technology corporation, which was subsequently amended on November 17 and December 19, 2006, and expired on January 31, 2007.

On October 11, 2006, by unanimous consent of the Board of Directors, the Company effected a reverse split of its outstanding common stock on a basis of 1 for 3.5, while retaining the current par value of one mill ($0.001) per share, to be effective as of October 23, 2006. In conjunction with the reverse split, our OTCBB trading symbol, “BLKR,” was changed to “BLKE,” effective at the open of business on Monday, October 23, 2006. The financial statements have been retroactively adjusted to reflect the reverse split. Additionally, all share representations are on a post-split basis hereinafter.

On or about March 20, 2006, the Company amended and restated its Articles of Incorporation. The Amended and Restated Articles of Incorporation were unanimously adopted by our Board of Directors, who also constituted our majority shareholders (the “Majority Shareholders”), collectively beneficially owning 857,143 shares of our common stock or approximately 68.6% of our outstanding voting securities. No other votes were required or necessary to adopt these amendments and the Amended and Restated Articles of Incorporation, and none were solicited. A summary of the major changes to the Articles of Incorporation that became effective through the amendments is as follows: (i) five million (5,000,000) shares of preferred stock with a par value of $0.001 per share were authorized, (ii) minimum number of directors was amended to one, (iii) the Board of Directors may change the Company’s name in certain circumstances, without shareholder approval and (iv) effect a recapitalization in certain circumstances, without a shareholder approval. Our Definitive Information Statement, which was filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2006, is filed as an Exhibit to this Annual Report. See Item 15.

We authorized the issuance of 428,574 shares of our common stock to our officers and directors for services on September 28, 2004. We authorized the issuance of an additional 428,574 shares of our common stock to our officers and directors for services on September 29, 2005. There are currently 1,249,816 shares issued and outstanding.

The Company’s initial operations consisted of renting snowmobiles and all-terrain vehicles (ATV’s). The Company had also planned on organizing snowmobile rental packages which would have included lodging at Ideal Beach Resort at Bear Lake, Utah. On or about October 1999, the Company abandoned the snowmobile, ATV and lodging plans. The Company’s lack of success was credited with entering the marketplace during a year that was the beginning of a drought cycle, resulting in below average snowfall and competitive growth from one to three self-promoting developmental properties. The operations of the Company ceased due to depleted capital resources resulting from offering vacation packages lacking in demand.

On June 27, 2000, the Company entered into a licensing agreement with AlCORP, an Oregon limited liability company, to purchase the right to manufacture, use, market and sell the “NetCaddy,” a backpack style bag used to transport fishing gear. By the end of the first quarter of 2002, the Company had also abandoned the “Net Caddy” operations. The Company realized only minimal sales through its e-commerce site and 800 number infomercial advertisements. Additionally, due to the exhaustion of its capital resources, the Company could no longer maintain the infrastructure required for sales promotion while faced with limited consumer demand.

Our Company has had no material business operations since 2002. We have begun the search for the acquisition of assets, property or business that may benefit our Company and the stockholders once the Board of Directors sets guidelines of industries in which our Company may have an interest.

Our Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries of interest to our Company.

Our Business

We are currently seeking potential assets, property or businesses to acquire. We have had no material business operations for about 10 years. Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected. We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine any particular industry in which we may engage in business operations.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition. In our present form, we are deemed to be a shell company seeking to acquire or merge with a business or company. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include all lawful businesses. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of “going public.” The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell securities on behalf of the particular issuer, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the shareholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement them.

Amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, that limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions. These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s shareholders become the controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expenses that are normally avoided by reverse reorganizations or mergers.

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desire to utilize us as a means of going public.

Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in us.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business’ or company’s technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’ or company’s management services and the depth of management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit of the business or company; the perceived public recognition or acceptance of the company’s or the business’ products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

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

Management will attempt to meet personally with management and key personnel of any entity providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal shareholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for us. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a reorganization, merger or acquisition, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other shareholders. There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation. Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or 12 months after we file the Form 10 information about the acquired company with the SEC as now required by Form 8-K. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder’s or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal shareholders as consideration for their agreement to retire a portion of their shares of our common stock that are owned by them or to provide an indemnification for all of our prior liabilities. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other shareholders or that such other shareholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities. Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144.

None of our directors, executive officers, founders or their affiliates or associates are currently involved in any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business combination with us.

Principal Products or Services and Their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger. There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with entities that have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us since 2002.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

Because we currently have no business operations and produce no products nor provide any services, we are not presently subject to any governmental regulation in this regard. However, in the event that we complete a reorganization, merger or acquisition transaction with an entity that is engaged in business operations or provides products or services, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Effect of Existing or Probable Governmental Regulations on Business

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2009, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Securities Exchange Act of 1934, as amended (the “Exchange Act”) Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company’s shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the Company’s shareholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

We do not believe that our current or intended business operations are subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost; however, we will become subject to all such governmental requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Number of Total Employees and Number of Full Time Employees

None.

Reports to Security Holders

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports or registration statements that we have filed electronically with the SEC at its Internet site at www.sec.gov. Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms. The Company’s SEC Reports are also available from commercial document retrieval services, such as Corporation Service Company, whose telephone number is 1-800-222-2122.

ITEM 1A. RISK FACTORS

Item 1A. Risk Factors

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our present and proposed business operations will be highly speculative and will be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

Extremely Limited Assets; No Source of Revenue.

We have no assets and have had no revenue since 2004; nor will we receive any revenue until we complete an acquisition, reorganization or merger, at the earliest. We can provide no assurance that any acquired business will produce any material revenues for us or our shareholders or that any such business will operate on a profitable basis.

We are deemed to be a Shell Company Until We Adopt a Business Plan and Commence Principal Significant Operations.

Our present limited business operations involve those of a shell company. The only activities to be conducted by us include maintaining our good standing in the State of Nevada, compliance with our reporting requirements with the SEC and the seeking out and investigating the potential acquisition of any viable business opportunity.

Discretionary Use of Proceeds; Blank Check or Shell Company.

Because we are not currently engaged in any substantive business activities, as well as management’s broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or business, we are deemed to be a blank check or shell company. Although management intends to apply any proceeds we may receive through the issuance of stock or debt to a suitable business enterprise, subject to the criteria identified in Item 1, such proceeds will not otherwise be designated for any more specific purpose. We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.

We Are Not Currently Engaged in any Substantive Business Activity, and We Have No Plans to Engage in any Such Activity in the Foreseeable Future, Except the Search for a Business or an Entity to Acquire that May Be Beneficial to Us and Our Shareholders.

When and if we will complete an acquisition is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us on terms acceptable to us.

We Will Seek Out Business Opportunities.

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; we may also advertise our availability as a vehicle to bring a company to the public market through a “reverse” reorganization or merger, subject to the limitations on any such advertising that are included in the Securities Act of 1933, as amended (the “Securities Act”), and the General Rules and Regulations of the SEC promulgated thereunder.

Absence of Substantive Disclosure Relating to Prospective Acquisitions.

Because we have not yet identified any industry or assets, property or business that we may engage in or acquire, potential investors in us will have virtually no substantive information upon which to base a decision of whether to invest in us. Potential investors would have access to significantly more information if we had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. We can provide no assurance that any investment in us will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business; Unascertainable Risks.

We have not identified any particular industry or business in which to concentrate our potential interests. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which we may acquire or otherwise engage in. To the extent that we may acquire a business in a high risk industry, we will become subject to those risks. Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Acquisition.

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements, to engage in or acquire any specific business, assets or property. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because we have virtually no resources as of the date of this Registration Statement, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor’s “Going Concern” Opinion that Expresses Doubt About Our Ability to Continue as a Going concern.

Our auditors who audited our financial statements for the calendar years ended June 30, 2008, and 2007, have expressed substantial doubt about our ability to continue as a going concern in their report accompanying this Registration Statement, due to our status as a shell company and our lack of profitable operations or available funds. See the Index to Financial Statements, Item 15.

Losses Associated with Startup

We have not had a profitable operating history; and we cannot guarantee that we will become profitable.

Federal and State Restrictions on Blank Check or Shell Companies.

Federal Restrictions

Recent amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense normally avoided by reverse reorganizations or mergers.

Further, recent amendments to Rule 144 adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by shell companies in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desires to utilize us as a means of going public. See the heading “Rule 144” of Item 5 for a discussion of the general requirements of Rule 144 and the limitations of Rule 144 with respect to shell companies.

If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a blank check or shell company, we will have to fully comply with Rule 419 of the SEC and deposit all funds in escrow pending advice about the proposed transaction to our shareholders fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those shareholders to whom such securities were offered; if no response is received from these shareholders within 45 days thereafter or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such shareholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The foregoing is only a brief summary of Rule 419. We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

All of these laws, rules and regulations could severely restrict us from completing the acquisition of any business or any merger or reorganization for the following reasons, among others:

•	The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse reorganization or merger.

•

Management or others who own or are to receive shares that may be subject to the new resale limitations of Rule 144 may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time, cost and expense; or because the filing of any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

•

Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition candidate, especially when taking into account the dilution that results from the shareholdings that are retained by our shareholders.

•

These costs and expenses, if agreed upon, would no doubt further dilute our shareholders, as any acquisition candidate may not be willing to leave as many shares with our shareholders in any such transaction.

•

Finder’s and parties who may introduce acquisition candidates may be unwilling to introduce any such candidates to us if shares to be issued to them are not registered for resale with the SEC, which would restrict our ability to attract such potential candidates.

•

Limit resales of securities issued in reverse reorganizations, mergers or acquisitions, by providing a one year holding period from the filing of the Form 10 information required to be filed with the SEC within four days of the closing of any such transaction, thereby denying acquired companies’ shareholders the newly proposed six month holding period that they would be subject to if their company went public by means other than the use of a shell company.

State Restrictions

A total of 34 states prohibit or substantially restrict the registration and sale of blank check or shell companies within their borders. We intend to comply fully with all state securities laws, and plan to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while we have no substantive business operations and are deemed to be a blank check or shell company, these legal restrictions may have a material adverse impact on our ability to raise capital, because potential purchasers of our securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit shareholders from reselling shares of common stock within the borders of regulating states.

By regulation or policy statement, some states place various restrictions on the sale or resale of equity securities of blank check or shell companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from “manual listing” registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

In most jurisdictions, blank check and shell companies are not eligible for participation in the Small Corporate Offering Registration (“SCOR”) program, which permits an issuer to notify the SEC of certain offerings registered in such states by short form filing. All states (with the exception of Alabama, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification via filing of a Form U-7 with the states’ securities commissions. Nevertheless, we do not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where we may be eligible for participation in SCOR, despite our status as a blank check or shell company.

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our ability to register, offer and sell and/or to develop a secondary market for shares of our common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if we acquire a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company.

Members of our management are not required to devote their full time to our affairs. Because of their time commitments, as well as the fact that we have no business operations, the members of our management currently devote approximately one hour per week to our activities, and will continue to do so until such time as we have identified a suitable acquisition target, or have determined to engage in a particular business or industry and have commenced such operations.

No Established Market for Common Stock; No Market for Shares.

Although our common stock is quoted on the OTC Bulletin Board of FINRA under the trading symbol “BLKE,” there is currently no established trading market for our shares, and there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop.

Our Common Stock is “Penny Stock” Under SEC General Rules and Regulations, Which Means There Will be a Very Limited Trading Market for Our Shares if Any Trading Market Ever Develops.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 of the SEC. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be penny stock.

Moreover, Rule 15g-9 of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

Our Shares Are Subject to 144 Resale Restrictions Applicable to Shell Companies.

Any securities issued by us while we are a shell company will be subject to resale limitations imposed on shell companies that limit the resale of securities issued by shell company until 12 months after the cessation of a shell company status and the filing of the Form 10 information about the acquired company as required by Item 5.01(a)(8) of Form 8-K of the SEC. The resale of any of these “restricted securities”

There Has Been No “Established Public Market” for Our Common Stock Since Inception.

At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted on the OTC Bulletin Board of the NASD.

ITEM 2: PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties. Its principal executive office address and telephone number are the business office address and telephone number of a shareholder, Duane S. Jenson, and are currently provided at no cost. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Nevada. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Mr. Jenson of providing the use of his office and telephone have been minimal.

ITEM 3: LEGAL PROCEEDINGS

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted a matter to a vote of our shareholders during the fourth quarter of our fiscal year ended June 30, 2008.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

For any market that develops for our Company’s common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144. See the heading “Rule 144” of this Item below.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of “restricted securities” which can be sold in any ninety (90) day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

The following table sets forth, for the periods indicated over the last two years, the high and low bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Fiscal Year Ended	High Bid	Low Bid

June 30, 2008
April 1 through June 30.30		.30
January 2 through March 31.30		.30

June 30, 2007
October 1 through December 31.30		.25
July 2 through September 28.25		.15
April 2 through June 29.15		.15
January 3 through March 30.15		.15

June 30, 2006
October 23 through December 29.10		.10
(after a 1 for 3.5 reverse split)
October 2 through October 20.15		.10
July 3 through September 29.15		.15

These prices were obtained from the National Quotation Bureau, Inc. (“NQB”) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

The Company currently has 66 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities

We authorized the issuance of 428,574 shares (142,858 shares each) to our Company’s officers and directors for services on September 28, 2004.

We authorized the issuance of 428,574 shares (142,858 shares each) to our Company’s officers and directors for services on September 29, 2005. No other sales of unregistered securities have been made since then.

We issued all of these securities to persons who were “accredited investors” as those terms are defined in Rule 501 of Regulation D of the Securities and Exchange Commission; and each such person had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission. Registration of sales to “accredited investors” are preempted from state regulation, though states may require the filing of notices, a fee and other administrative documentation like consents to service of process and the like.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•     Current public information,

•     Volume limitations,

•     Manner of sale requirements for equity securities, and

•     Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•     Current public information,

•     Volume limitations,

•     Manner of sale requirements for equity securities, and

•     Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

“(i) Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

(1)	This section is not available for the resale of securities initially issued by an issuer defined below:

(i)   An issuer, other than a business combination related shell company, as defined in §230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (§229.1101(b) of this chapter), that has:

(A)	No or nominal operations; and

(B)	Either :

(1) No or nominal assets;
(2) Assets consisting solely of cash and cash equivalents; or
(3) Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)	An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2)           Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.

(3)           The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the Form 10 information in any filing of the issuer with the Commission.  The Form 10 information is deemed filed when the initial filing is made with the Commission.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph, though the SEC has implied that these restrictions would not be enforced respecting securities issued by a shell company while it was not determined to be a shell company.

Section 4(1) of the Securities Act

Since the Company is a shell company as defined in subparagraph (i) of Rule 144, its shares of common stock cannot be publicly resold under Rule 144 until the Company complies with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of its shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to the Company’s non-affiliates.  It is the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended June 30, 2008, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended June 30, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

We authorized the issuance of 428,574 shares (142,858 shares each) to our Company’s officers and directors for services on September 28, 2004.

We authorized the issuance of 428,574 shares (142,858 shares each) to our Company’s officers and directors for services on September 29, 2005. No other sales of unregistered securities have been made since then.

On October 11, 2006, by unanimous consent of the Board of Directors, the Company effected a reverse split of its outstanding common stock on a basis of 1 for 3.5, while retaining the current par value of one mil ($0.001) per share, to be effective as of October 23, 2006. All share representations are on a post-split basis.

The following table is as of the latest practicable date:

Name of Beneficial Owner	Number of Post-Split Shares	Consideration
Todd Albiston, Secretary/Treasurer	285,716	Services at $.001
Wayne Bassham, President	285,716	Services at $.001
Derrick Albiston, Vice President	285,716	Services at $.001

ITEM 6: SELECTED FINANCIAL DATA

The following chart summarizes the Company’s financial statements for the years ended June 30, 2008 and 2007 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report Item 8, below.

	June 30,	June 30,
	2008	2007
SUMMARY OF BALANCE SHEET
Total Assets	$—	$—
Total Liabilities	44,367	37,651
Accumulated Deficit during the Development Stage	(128,445)	(121,729)
Total Stockholder’s Deficit	(44,367)	(37,651)

SUMMARY OF OPERATING RESULTS
Revenue	—	—
Net Operating Loss	(6,716)	(6,482)
General and Administrative Expenses	6,716	6,482
Net Loss	(6,716)	(6,482)
Net Loss per Share	(0.01)	(0.01)

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect Bear Lake’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

General

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

When and if a business will commence or an acquisition made is presently unknown and will depend upon various factors, including but not limited to funding and its availability and if and when any potential acquisition may become available to the Company at terms acceptable to the Company. The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and the legal process and could cost between $5,000 and $25,000. These funds will either be required to be loaned by management or raised in private offerings; the Company cannot assure you that it can raise funds, if needed.

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of the Company’s balance sheet as of June 30, 2008:

Summary Balance Sheet as of June 30, 2008

Total Assets	$—
Total Liabilities	44,367
Accumulated Deficit during the Development Stage	(128,445)
Total Stockholder’s Deficit	(44,367)

The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. During fiscal 2008, expenses were paid by a stockholder in the amount of $6,716, and during fiscal 2007, additional expenses by a stockholder totaled $6,482. The aggregate amount of $44,367 outstanding as of June 30, 2008, is unsecured and is due on demand.

Funding Future Acquisitions and Operations

Our ability to fund our operations and future acquisitions is discussed above under “Plan of Operation.”

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements for the year ended June 30, 2008.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2008

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	20
Balance Sheets	21
Statements of Operations	22
Statement of Stockholders' Equity (Deficit)	23
Statements of Cash Flows	25
Notes to Financial Statements	26

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bear Lake Recreation, Inc. [a development stage company]

We have audited the accompanying balance sheets of Bear Lake Recreation, Inc. [a development stage company] as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2008 and 2007, and for the period from inception [October 22, 1998] through June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Lake Recreation, Inc. [a development stage company] as of June 30, 2008 and 2007, and the results of its operations and cash flows for the years ended June 30, 2008 and 2007, and for the period from inception through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss and negative operating cash flows as of June 30, 2008. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

Salt Lake City, Utah

August 28, 2008

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

Balance Sheets

June 30, 2008 and 2007

(Audited)

	6/30/2008	6/30/2007

ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$—	$—
Related Party Payable	44,367	37,651
Total Current Liabilities	44,367	37,651
Total Liabilities	44,367	37,651

Stockholders’ Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	—	—
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(128,445)	(121,729)
Total Stockholders’ Deficit	(44,367)	(37,651)
Total Liabilities and Stockholders’ Deficit	$—	$—

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

Statements of Operations

For the Years Ended June 30, 2008 and 2007 and

For the Period from Inception (October 22, 1998) through June 30, 2008

	For the	For the	From Inception
	Year	Year	(October 22,
	Ended	Ended	1998) Through
	June 30,	June 30,	June 30,
	2008	2007	2008

Revenues	$—	$—	$1,396
Cost of Goods Sold	—	—	707
Gross Profit	—	—	689
General and Administrative Expenses	6,716	6,482	109,423
Net Income (Loss) from Operations	(6,716)	(6,482)	(108,734)

Other Income (Expense)
Write off of inventory	—	—	(10,645)
Loss on Sale of Assets	—	—	(9,066)
Total Other Income (Expense)	—	—	(19,711)

Net Loss Before Taxes	(6,716)	(6,482)	(128,445)
Provision for Income Taxes	—	—	—
Net Loss	$(6,716)	$(6,482)	$(128,445)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.17)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	760,484

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

For the Period from Inception (October 22, 1998)

through June 30, 2008

							Net
					Additional		Stockholders'
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Equity
	Shares	Stock	Shares	Stock	Capital	Deficit	(Deficit)
Balance, October 22, 1998		$—	—	$—	$—	$—	$—
Shares issued for cash in October 25, 1998 at $.0035 per share			285,734	286	714		1,000
Shares issued for cash in March 4, 1999 at $3.50 per share			12,868	13	44,987		45,000
Stock offering costs					(6,072)		(6,072)
Net loss for the year ended June 30, 1999						(16,134)	(16,134)
Balance, June 30, 1999	—	—	298,602	299	39,629	(16,134)	23,794
Net loss for the year ended June 30, 2000						(6,828)	(6,828)
Balance, June 30, 2000	—	—	298,602	299	39,629	(22,962)	16,966
Shares issued for cash in July 1, 2000 at $.4375 per share			74,066	74	32,326		32,400
Shares issued for cash in August 1, 2000 at $.4375 per share			20,000	20	8,730		8,750
Net loss for the year ended June 30, 2001						(32,303)	(32,303)
Balance, June 30, 2001	—	—	392,668	393	80,685	(55,265)	25,813
Net loss for the year ended June 30, 2002						(26,635)	(26,635)
Balance, June 30, 2002	—	—	392,668	393	80,685	(81,900)	(822)
Net loss for the year ended June 30, 2003						(3,945)	(3,945)
Balance, June 30, 2003	—	—	392,668	393	80,685	(85,845)	(4,767)
Net loss for the year ended June 30, 2004						(6,207)	(6,207)
Balance, June 30, 2004	—	—	392,668	393	80,685	(92,052)	(10,974)
Shares issued for services in September 28, 2004 at $.0035 per share			428,574	428	1,072		1,500
Net loss for the year ended June 30, 2005						(14,289)	(14,289)
Balance, June 30, 2005	—	—	821,242	$821	$81,757	$(106,341)	$(23,763)

Shares issued for services in September 29, 2005 at $.0035 per share			428,574	429	1,071		1,500
Net loss for the year ended June 30, 2006						(8,906)	(8,906)
Balance, June 30, 2006	—	—	1,249,816	$1,250	$82,828	$(115,247)	$(31,169)
Net loss for the year ended June 30, 2007						(6,482)	(6,482)
Balance, June 30, 2007	—	—	1,249,816	$1,250	$82,828	$(121,729)	$(37,651)
Net loss for the year ended June 30, 2008						(6,716)	(6,716)
Balance, June 30, 2008	—	—	1,249,816	$1,250	$82,828	$(128,445)	$(44,367)

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended June 30, 2008 and 2007 and

for the Period from Inception (October 22, 1998) through June 30, 2008

	For the	For the	From Inception
	Year	Year	(October 22,
	Ended	Ended	1998) Through
	June 30,	June 30,	June 30,
	2008	2007	2008

Cash Flows From Operating Activities
Net Income (Loss)	$(6,716)	$(6,482)	$(128,445)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	—	—	4,799
Shares issued for services	—	—	3,000
Loss on disposal of equipment	—	—	9,066
Write off of related party receivable	—	—	1,000
Write off of Website development costs	—	—	8,877
Write off of inventory	—	—	10,645
Decrease / (Increase) - Inventory	—	—	(10,645)
Increase / (Decrease) - Accounts Payable	—	—	—
Increase / (Decrease) - Related Party Payables	6,716	6,482	44,367
Net Cash From Operating Activities	—	—	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	—	—	(12,433)
Website development costs	—	—	(10,309)
Net Cash From Investing Activities	—	—	(22,742)

Cash Flows from Financing Activities
Stock offering costs	—	—	(6,072)
Related-party receivable	—	—	(1,000)
Proceeds from the issuance of common stock	—	—	87,150
Net Cash From Financing Activities	—	—	80,078

Net Increase In Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	$—	$—	$—

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2008

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at June 30, 2008 and 2007.

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

(d) Net Loss Per Common Share

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement No. 128 revised the manner in which loss per share is calculated. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to common stock equivalents. There are no common stock equivalents outstanding as of June 30, 2008 or 2007 thus, basic and diluted loss per share calculations are the same. All per share calculations reflect the 1 for 3.5 reverse stock split effected October 23, 2006.

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of June 30, 2008 and 2007.

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

(g) Revenue Recognition

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

(h) Impact of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning July 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on July 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company adopted SFAS No. 157 on July 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements. The Company is currently determining what impact the application of SFAS 157 on July 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company will elect not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 is adopted on July 1, 2008. As a result, implementation of SFAS 159 will have no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s financial statements and it does not intend to adopt this standard early.

In May 2008 the FASB released SFAS No 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). FASB believes that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendment to AU Section 411.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements

NOTE 2 LIQUIDITY AND GOING CONCERN

The Company is a development stage enterprise, has sustained a loss from operations since inception of $128,445, and has had negative cash flows from operating activities during the period from inception [October 22, 1998] through June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTION

During the years ended June 30, 2008 and 2007, the Company borrowed $6,716 and $6,482, respectively from an investor to pay operating expenses. The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of June 30, 2008 and 2007 is $44,367 and $37,651, respectively.

NOTE 4 INCOME TAXES

The provision for income taxes consists of the following:

	2008	2007
Current tax	$—	$—
Deferred tax benefit	(2,283)	(2,204)
Benefits of operating loss carryforwards	2,283	2,204
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of June 30, 2008. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$128,445	$43,671	34%
Valuation Allowance		(43,671)
Deferred Tax Asset – 6/30/2008		$—

During the twelve months ended June 30, 2008 and 2007, the valuation allowance increased $2,283 and $2,204, respectively.

The Company has the following operating loss carry forwards available at June 30, 2008:

Operating Losses
Expires	Amount
2019	16,134
2020	6,828
2021	32,303
2022	26,635
2023	3,945
2024	6,207
2025	14,289
2026	8,906
2027	6,482
2028	6,716

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	2008	2007
Expected Tax Provision	$(2,283)	$(2,204)
Effect of:
Increase in Valuation Allowance	2,283	2,204
Actual Tax Provision	$—	$—

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of this adoption, the Company has evaluated its uncertain tax positions as required by FIN 48 and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for the financial year ending June 30, 2008 is presented in the table below:

Balance as of July 1, 2007	$0.00
Additions based on tax positions related to the current year	0.00
Reductions for tax positions of prior years	0.00
Reductions due to expiration of statute of limitations	0.00
Settlements with taxing authorities	0.00
Balance as of June 30, 2007	$0.00

All years prior to 2005 are closed by expiration of the statute of limitations. The tax year ended June 30, 2005, will close by expiration of the statute of limitations in October 2008. The years ended June 30, 2006, 2007 and 2008 are open for examination.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T): CONTROLS AND PROCEDURES

The Company’s management, with the participation of our President and Secretary, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Secretary, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Company’s management, with the participation of the President and Secretary, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

PART III

ITEM 9B: OTHER INFORMATION

None.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Wayne Bassham	50	President & Director	March 2004
Derrick Albiston	29	Vice President & Director	March 2004
Todd Albiston	50	Secretary, Treasurer & Director	March 2004

Background and Business Experience

Wayne Bassham, our President is 50 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past eighteen years. Mr. Bassham is the President and a director of Westcott Products Corporation, a Delaware company, which has been deemed a blank check company.

Derrick Albiston, our Vice President and director is 29 years of age. Mr. Albiston has been employed by Physician Sales and Service, Inc., in Portland, OR during the past three years. Mr. Albiston has a Bachelors degree from the University of Utah where he studied and worked in small to large film productions. Mr. Albiston continues to work in graphic, video and film design for Mouse Design, a Utah company owned by Mr. Albiston. Mr. Albiston is not currently an officer or director of any public company, other than Bear Lake Recreation, Inc., nor has he ever been an officer or director with a public company.

Todd Albiston, our Secretary/Treasurer is 50 years of age. Mr. Albiston has been employed as an account manager for Physician Sales and Service, Inc. for the past five years. For the preceding seventeen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company. Mr. Albiston is the Vice President and a director of Westcott Products Corporation, a Delaware company, which has been deemed a blank check company.

Involvement in Other Public Companies

None of the Company’s directors serves on the board of any other public companies.

Previous Blank Check or Shell Company Experience

In the last five years, none of the Company’s directors has had any blank check or shell company experience.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Term of Office

The term of office for the Company’s directors is one year, or until a successor is elected and qualified at the Company’s annual meeting of shareholders, subject to ratification by the shareholders. The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

Family Relationships

Todd Albiston is the father of Derrick Albiston. Other than the aforementioned, there are no family relationships between any of the officers and directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

The common shares of the Company are registered under the Securities and Exchange Act of 1934 and therefore the officers, directors and holders of more than 10% of the Company’s outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the Company’s other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to the Company during the fiscal year ended June 30, 2008, the following were filed timely:

Name	Type	Filed
Wayne Robert Bassham	Form 4	September 30, 2005
Todd L. Albiston	Form 4	September 30, 2005
Derrick M. Albiston	Form 4	October 3, 2005

Code of Ethics

The Company adopted a Code of Ethics for our principal executive and financial officers. The Company’s code of ethics was filed as an exhibit to its 10-KSB for June 30, 2004.

No Involvement in Certain Legal Proceedings

During the past five years, no director, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

•

was found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Corporate Governance

Nominating Committee

The Company has not established a Nominating Committee because, due to its lack of operations and the fact that the Company only has three directors and executive officers, it believes that it is able to effectively manage the issues normally considered by a Nominating Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If the Company does establish a Nominating Committee, it will disclose this change to its procedures in recommending nominees to its board of directors.

Audit Committee

The Company has not established an Audit Committee because, due to its lack of operations and the fact that the Company only has three directors and executive officers, it believes that it is able to effectively manage the issues normally considered by an Audit Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

Our Company’s officers and directors received 428,574 shares (142,858 shares each) for services valued at $500 each on September 28, 2004, and September 29, 2005, and none for the years ended June 30, 2008, 2007, or 2006.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wayne Bassham	06/30/08	0	0	0	0	0	0	0	0
President,	06/30/07	0	0	0	0	0	0	0	0
Director	06/30/06	0	0	0	0	0	0	0	500
	06/30/05	0	0	0	0	0	0	0	500

Derrick Albiston	06/30/08	0	0	0	0	0	0	0	0
Vice President	06/30/07	0	0	0	0	0	0	0	0
Director	06/30/06	0	0	0	0	0	0	0	500
	06/30/05	0	0	0	0	0	0	0	500

Todd Albiston	06/30/08	0	0	0	0	0	0	0	0
Secretary/Treasurer	06/30/07	0	0	0	0	0	0	0	0
Director	06/30/06	0	0	0	0	0	0	0	500
	06/30/05	0	0	0	0	0	0	0	500

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended June 30, 2008.

Outstanding Equity Awards

None.

Options/SAR Grants in the Last Fiscal Year

None. The Company has no outstanding options or stock appreciation rights.

Options/SAR Exercises in the Last Fiscal Year

None. The Company has no outstanding options or stock appreciation rights.

Long Term Incentive Plan Awards in the Last Fiscal Year

None. We have no long-term incentive plans.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to the Company to be the beneficial owner of more than five percent (5%) of any of the Company’s voting securities as of August 8, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 1,249,816 shares of common stock outstanding at that date.

Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percentage of Class

Common	Wayne Bassham	285,716	23%
	8867 S. Capella Way
	Sandy, Utah 84093
Common	Derrick Albiston	285,716	23%
	12653 Villard Place
	Oregon City, OR 97045
Common	Todd Albiston	285,716	23%
	8346 S. Viscounti Drive
	Sandy, Utah 84093
Common	Thomas J. Howells	104,916	8%
	4685 S. Highland Dr., #202
	Salt Lake City, Utah 84117

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

Security Ownership of Management

The following table sets forth the ownership by each of the Company’s directors and officers of any class of our voting securities as of the latest practicable date, August 6, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 1,249,816 shares of common stock outstanding at that date.

Management

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Wayne Bassham	285,716	23%
	8867 S. Capella Way
	Sandy, Utah 84093
Common	Derrick Albiston	285,716	23%
	12653 Villard Place
	Oregon City, OR 97045
Common	Todd Albiston	285,716	23%
	8346 S. Viscounti Drive
	Sandy, Utah 84093

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

Securities Authorized for Issuance under Equity Compensation Plans

None. The Company has no equity compensation plan.

Changes in Control

There are no additional present arrangements or pledges of the Company’s securities which may result in a change in control of the Company. However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

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

Resolving Conflicts of Interest

The Company’s directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors. Any transaction involving a conflict of interest will be conducted on terms not less favorable than that which could be obtained from an unrelated third party.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended June 30, 2008 and 2007:

Fee Category	2008	2007
Audit Fees	$5,645	$5,140
Audit-related Fees	$0	$0
Tax Fees	$570	$275
All Other Fees	$0	$0
Total Fees	$6,215	$5,415

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

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements. See the audited financial statements for the year ended June 30, 2008 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Articles of Incorporation(1)
3.1(i)	Certificate of Amendment of the Articles of Incorporation(1)
3.2	Bylaws(1)
14.1	Code of Ethics(2)

20.1           DEF14C – Definitive Information Statement filed March 20, 2006, amending and restating the Company’s Articles of Incorporation.

31.1           Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2           Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.2           Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)  Filed with our initial Form 10-SB Registration Statement on March 3, 2002, and incorporated herein by reference.

(2)  Filed with our initial Form 10-KSB for June 30, 2004, and incorporated herein by reference.

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR LAKE RECREATION, INC.

Date:	September 17, 2008	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

In accordance with the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BEAR LAKE RECREATION, INC.

Date:	September 17, 2008	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Date:	September 17, 2008	By:	/s/Todd Albiston
Todd Albiston
Secretary, Treasurer and Director
Principal Financial Officer