Form 10-Q
period 2008-09-30
BEAR LAKE RECREATION INC
filed 2008-11-12
CIK 1074871

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-49671

BEAR LAKE RECREATION, INC.

(Exact name of issuer as specified in its charter)

Nevada	87-0620495
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

(801) 278-9424

(Issuer’s Telephone Number, Including Area Code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 10, 2008
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

September 30, 2008

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Balance Sheets

September 30, 2008 and June 30, 2008

	9/30/2008	6/30/2008
	(Unaudited)	(Audited)
ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$1,644	$—
Related Party Payable	49,078	44,367
Total Current Liabilities	50,722	44,367
Total Liabilities	50,722	44,367

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	—	—
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(134,800)	(128,445)
Total Stockholders' Deficit	(50,722)	(44,367)
Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the Three Months Ended September 30, 2008 and 2007, and

For the Period from Inception (October 22, 1998) through September 30, 2008

(Unaudited)

	For the	For the	From Inception
	Three Months	Three Months	(October 22,
	Ended	Ended	1998) Through
	September 30,	September 30,	September 30,
	2008	2007	2008

Revenues	$—	$—	$1,396
Cost of Goods Sold	—	—	(707)
Gross Profit	—	—	689
General and Administrative Expenses	6,355	3,911	115,778
Net Income (Loss) from Operations	(6,355)	(3,911)	(115,089)

Other Income (Expense)
Write off of inventory	—	—	(10,645)
Loss on Sale of Assets	—	—	(9,066)
Total Other Income (Expense)	—	—	(19,711)

Net Loss Before Taxes	(6,355)	(3,911)	(134,800)
Provision for Income Taxes	—	—	—
Net Loss	$(6,355)	$(3,911)	$(134,800)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.17)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	772,893

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Three Months Ended September 30, 2008 and 2007, and

For the Period from Inception (October 22, 1998) through September 30, 2008

(Unaudited)

	For the	For the	From Inception
	Three Months	Three Months	(October 22,
	Ended	Ended	1998) Through
	September 30,	September 30,	September 30,
	2008	2007	2008

Cash Flows From Operating Activities
Net Income (Loss)	$(6,355)	$(3,911)	$(134,800)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	—	—	4,799
Shares issued for services	—	—	3,000
Loss on disposal of equipment	—	—	9,066
Write off of related party receivable	—	—	1,000
Write off of Website development costs	—	—	8,877
Write off of inventory	—	—	10,645
Decrease / (Increase) - Inventory	—	—	(10,645)
Increase / (Decrease) - Accounts Payable	1,644	—	1,644
Increase / (Decrease) - Related Party Payables	4,711	3,911	49,078
Net Cash From Operating Activities	—	—	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	—	—	(12,433)
Website development costs	—	—	(10,309)
Net Cash From Investing Activities	—	—	(22,742)

Cash Flows from Financing Activities
Stock offering costs	—	—	(6,072)
Related-party receivable	—	—	(1,000)
Proceeds from the issuance of common stock	—	—	87,150
Net Cash From Financing Activities	—	—	80,078

Net Increase In Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	—	—	$—
Cash paid during the year for income taxes	—	—	$—

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2008

(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. The results of operations for the period ended September 30, 2008, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company does not have significant assets, nor has it established operations, and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses paid in its behalf by a shareholder in the amount of $4,711 during the quarter. The balance due the shareholder is $49,078 as of September 30, 2008. The unsecured loan bears no interest and is due on demand.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008. As a result, implementation of SFAS 159 had no impact on the Company’s condensed consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operations

Our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our Securities and Exchange Commission and the Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization. Because a principal shareholder has been paying all of the operating expenses, management does not anticipate that we will have to raise additional funds during the next 12 months.

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol BLKE.OB.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

We had no operations during the quarterly period ended September 30, 2008, nor do we have operations as of the date of this filing. In the quarterly period ended September 30, 2008, we had sales of $0, compared to the quarterly period ended September 30, 2007, with sales of $0. General and administrative expenses were $6,355 for the September 30, 2008, period compared to $3,911 for the September 30, 2007, period. General and administrative expenses for the three months ended September 30, 2008, were comprised mainly of accounting, legal, and office fees, and the increased general and administrative expenses for the 2008 quarterly period over the 2007 quarterly period was limited to increased accounting costs. We had a net loss of $6,355 for the September 30, 2008, period compared to a net loss of $3,911 for the September 30, 2007, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us. During the quarterly period ended September 30, 2008, expenses were paid by a principal shareholder in the amount of $4,711, and during the quarterly period ended September 30, 2007, additional expenses paid by a principal shareholder totaled $3,911. The aggregate amount of $49,078 is outstanding as of September 30, 2008, is non-interest bearing, unsecured and due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Off-balance Sheet Arrangements

None; not applicable

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the President and Secretary, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our President and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Secretary concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None; not applicable.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None; not applicable.

Item 5. Other Information

None; not applicable.

Item 6. Exhibits

(a) Exhibits

All Sarbanes-Oxley Certifications follow the signature line at the end of this Quarterly Report.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAR LAKE RECREATION, INC.

(Issuer)

Date:	11/10/08	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	11/10/08	By:	/s/Todd Albiston
Todd Albiston, Secretary and Director