Form 10-Q
period 2008-12-31
BEAR LAKE RECREATION INC
filed 2009-02-05
CIK 1074871

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended December 31, 2008

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 04, 2009
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

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

December 31, 2008

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Balance Sheets

December 31, 2008 and June 30, 2008

	12/31/2008	6/30/2008
	(Unaudited)	(Audited)
ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$670	$—
Related Party Payable	51,322	44,367
Total Current Liabilities	51,992	44,367
Total Liabilities	51,992	44,367

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	—	—
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(136,070)	(128,445)
Total Stockholders' Deficit	(51,992)	(44,367)
Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the Three and Six Months Ended December 31, 2008 and 2007, and

For the Period from Inception (October 22, 1998) through December 31, 2008

(Unaudited)

	For the	For the	For the	For the	From Inception
	Three Months	Three Months	Six Months	Six Months	(October 22,
	Ended	Ended	Ended	Ended	1998) Through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008

Revenues	$—	$—	$—	$—	$1,396
Cost of Goods Sold	—	—	—	—	(707)
Gross Profit	—	—	—	—	689
General and Administrative Expenses	1,270	940	7,625	4,851	117,048
Net Income (Loss) from Operations	(1,270)	(940)	(7,625)	(4,851)	(116,359)

Other Income (Expense)
Write off of inventory	—	—	—	—	(10,645)
Loss on Sale of Assets	—	—	—	—	(9,066)
Total Other Income (Expense)	—	—	—	—	(19,711)

Net Loss Before Taxes	(1,270)	(940)	(7,625)	(4,851)	(136,070)
Provision for Income Taxes	—	—	—	—	—
Net Loss	$(1,270)	$(940)	$(7,625)	$(4,851)	$(136,070)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.17)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	1,249,816	1,249,816	784,688

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Six Months Ended December 31, 2008 and 2007, and

For the Period from Inception (October 22, 1998) through December 31, 2008

(Unaudited)

	For the	For the	From Inception
	Six Months	Six Months	(October 22,
	Ended	Ended	1998) Through
	December 31,	December 31,	December 31,
	2008	2007	2008

Cash Flows From Operating Activities
Net Income (Loss)	$(7,625)	$(4,851)	$(136,070)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	—	—	4,799
Shares issued for services	—	—	3,000
Loss on disposal of equipment	—	—	9,066
Write off of related party receivable	—	—	1,000
Write off of Website development costs	—	—	8,877
Write off of inventory	—	—	10,645
Decrease / (Increase) - Inventory	—	—	(10,645)
Increase / (Decrease) - Accounts Payable	670	—	670
Increase / (Decrease) - Related Party Payables	6,955	4,851	51,322
Net Cash From Operating Activities	—	—	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	—	—	(12,433)
Website development costs	—	—	(10,309)
Net Cash From Investing Activities	—	—	(22,742)

Cash Flows from Financing Activities
Stock offering costs	—	—	(6,072)
Related-party receivable	—	—	(1,000)
Proceeds from the issuance of common stock	—	—	87,150
Net Cash From Financing Activities	—	—	80,078

Net Increase In Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	—	—	$—
Cash paid during the year for income taxes	—	—	$—

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

December 31, 2008

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. The results of operations for the period ended December 31, 2008, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses paid in its behalf by a shareholder in the amount of $2,244 during the quarter. The balance due the shareholder is $51,322 as of December 31, 2008. The unsecured loan bears no interest and is due on demand.

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

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

We had no operations during the quarterly period ended December 31, 2008, nor do we have operations as of the date of this filing. In the quarterly period ended December 31, 2008, we had sales of $0, compared to the quarterly period ended December 31, 2007, with sales of $0. General and administrative expenses were $1,270 for the December 31, 2008, period compared to $940 for the December 31, 2007, period. General and administrative expenses for the three months ended December 31, 2008, were comprised mainly of accounting, legal, and office fees, and the increased general and administrative expenses for the 2008 quarterly period over the 2007 quarterly period was limited to increased accounting costs. We had a net loss of $1,270 for the December 31, 2008, period compared to a net loss of $940 for the December 31, 2007, period.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

We had no operations during the six month period ended December 31, 2008, nor do we have operations as of the date of this filing. General and administrative expenses were $7,625 for the December 31, 2008, period compared to $4,851 for the December 31, 2007, period. General and administrative expenses for the six months ended December 31, 2008, were comprised mainly of accounting, legal and operating fees. We had a net loss of $7,625 for the December 31, 2008, period compared to a net loss of $4,851 for the December 31, 2007, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us. During the quarterly period ended December 31, 2008, expenses were paid by a principal shareholder in the amount of $2,244, and during the quarterly period ended December 31, 2007, additional expenses paid by a principal shareholder totaled $940. The aggregate amount of $51,322 is outstanding as of December 31, 2008, is non-interest bearing, unsecured and due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

BEAR LAKE RECREATION, INC.

(Issuer)

Date:	02/04/09	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	02/04/09	By:	/s/Todd Albiston
Todd Albiston, Secretary and Director