Form 10-K/A
period 2007-06-30
BEAR LAKE RECREATION INC
filed 2009-09-02
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

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

Indicate by check mark if the Issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Item 14 of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

State Issuer’s revenues for its most recent fiscal year: June 30, 2007 - $0.

The market value of the voting stock held by non-affiliates is $392.67, based on 392,673 shares held by non-affiliates. Due to the extremely limited trading market for the Issuer’s common stock, these shares have been arbitrarily valued at par value of one mill ($0.001) per share.

As of September 5, 2007, the Issuer had 1,249,816 shares of common stock outstanding.

Documents incorporated by reference: See Item 15.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

EXPLANATORY NOTE:  We are filing this amended Annual Report on Form 10-K/A for the year ended June 30, 2007, to include our Amended Bylaws and our Amended and Restated Articles of Incorporation that were erroneously omitted from inclusion in our original Annual Report on Form 10-KSB, which was filed September 14, 2007.

Item 15. Exhibits

Exhibits

3.1 Articles of Incorporation (1)

3.1(i) Amended and Restated Articles of Incorporation *

3.2 Bylaws (1)

3.2(i) Amended Bylaws, amending Section 2.11 to allow action by written consent without a meeting by less than all of the shareholders*

Code of Ethics, as attached to Form 10-KSB for year ended June 30, 2004. (2)

EX 31.1 Certification of Wayne Bassham, the Company’s President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (3)

EX 31.2 Certification of Todd L. Albiston, the Company’s Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (3)

EX 32 Certification of Wayne Bassham and Todd L. Albiston pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)  See the Company’s 10-SB Registration Statement filed with the Securities and Exchange Commission on or about March 3, 2002.

(2)  Form 10-KSB for the year ended June 30, 2004.

(3)  See the Company‘s 10-KSB for the year ended June 30, 2007.

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR LAKE RECREATION, INC.

Date:	August 27, 2009	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

In accordance with the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

BEAR LAKE RECREATION, INC.

Date:	August 27, 2009	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

Date:	August 27, 2009	By:	/s/Todd L. Albiston
Todd Albiston, Secretary, Treasurer and Director

3