Form 10-K/A
period 2008-06-30
BEAR LAKE RECREATION INC
filed 2009-09-02
CIK 1074871

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

Documents incorporated by reference: See Item 15.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

EXPLANATORY NOTE:  We are filing this amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2008, to include our Amended Bylaws and our Amended and Restated Articles of Incorporation that were erroneously omitted from inclusion in our original Annual Report on Form 10-K, which was filed September 19, 2008.

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended June 30, 2008, contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

No.             Description

3.1             Articles of Incorporation(1)

3.1(i)         Amended and Restated Articles of Incorporation*

3.2             Bylaws(1)

3.2(i)         Amended Bylaws, amending Section 2.11 to allow action by written consent without a meeting by less than all of the shareholders*

14.1           Code of Ethics(2)

31.1           Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley

                  Act of 2002 (4)

31.2           Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley

                  Act of 2002 (4)

32.2           Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)  Filed with our initial Form 10-SB Registration Statement on March 3, 2002.

(2)  Filed with our initial Form 10-KSB for June 30, 2004.

(3)  Definitive Information Statement filed March 20, 2006, regarding our Amended and Restated Articles of Incorporation.

(4)  Filed with our initial Form 10-K for the year ended June 30, 2007.

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

BEAR LAKE RECREATION, INC.

Date:	August 27, 2009	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Date:	August 27, 2009	By:	/s/Todd Albiston
Todd Albiston
Secretary, Treasurer and Director
Principal Financial Officer

3