Form 10-K
period 2009-06-30
BEAR LAKE RECREATION INC
filed 2009-09-03
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. – 000-49671

BEAR LAKE RECREATION, INC

(Name of Small Business Issuer in its Charter)

Nevada	87-0620495
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4685 S. Highland Drive, Suite #202, Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

(801) 278-9424

(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.25) on December 31, 2008, as quoted on the OTCBB of the Financial Industry Regulatory Authority (“FINRA”). There were 392,673 shares of common voting stock held by non-affiliates, valued in the aggregate at $98,168.25.

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of September 2, 2009, the Registrant had 1,249,816 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Bear Lake Recreation, Inc.,” “Bear Lake,” the “Company,” “we,” “us,” “our” and words of similar import) refer to Bear Lake Recreation, Inc., the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the endeavors in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships, among others.

PART I

ITEM 1. BUSINESS

Business Development

Bear Lake Recreation, Inc. was organized under the laws of the State of Nevada on October 22, 1998, with an initial authorized capital consisting of 50,000,000 shares of $0.001 par value common voting stock.

Our initial operations consisted of renting snowmobiles and all-terrain vehicles (ATV’s). We had also planned on organizing snowmobile rental packages, which would have included lodging at Ideal Beach Resort at Bear Lake, Utah. On or about October 1999, we abandoned the snowmobile, ATV and lodging plans. Our lack of success was attributed to entering the marketplace comprising this endeavor during a year that was the beginning of a drought cycle, resulting in below average snowfall and competitive growth from one to three self-promoting developmental properties. Our operations ceased due to depleted capital resources resulting from offering vacation packages lacking in demand.

On June 27, 2000, we entered into a licensing agreement with AlCORP, an Oregon limited liability company, to purchase the right to manufacture, use, market and sell the “NetCaddy,” a backpack style bag used to transport fishing gear. By the end of the first quarter of 2002, we had also abandoned the “Net Caddy” operations. We realized only minimal sales through our e-commerce site and 800 number infomercial advertisements. Additionally, due to the exhaustion of our capital resources, we could no longer maintain the infrastructure required for sales promotion while faced with limited consumer demand.

All computations herein take into account a one for three and one-half (1 for 3.5) share reverse split of our outstanding shares of common stock that was effective on or about October 23, 2006, and which is discussed below under this heading.

The following is a summary of material business developments since our inception:

•	285,714 shares of our common stock were issued to our principal founder at inception for services valued at $1,000.
•

Completed the offer and sale of approximately 12,857 shares of our common stock to public investors under Rule 504 of Regulation D of the Securities and Exchange Commission (the “SEC”) in March, 1999, for aggregate consideration of $45,000.

•

Completed the offer and sale of approximately 94,057 shares of our common stock to persons who were “accredited investors” under Rule 506 of Regulation D in May, 2000, for aggregate consideration of $41,150.

•

Issued our three directors and executive officers a total of approximately 428,571 (approximately 142,857 shares each, to Todd L. Albiston, Wayne Bassham and Derrick Albiston) for services valued an aggregate consideration of $1,500 in September, 2004.

•	Issued the same three directors and executive officers a total of approximately 428,571 (approximately 142,857 shares each) for services valued an aggregate consideration of $1,500 in September, 2005.
•	Our common stock was granted quotations on the OTC Bulletin Board (“OTCBB”) on or about December 31, 2005, and we were assigned a trading symbol of “BLKR.”
•	On March 1, 2006, we amended Section 2.11 of our Bylaws to allow for written action to be taken without a meeting by less than all of the stockholders.
•

Amended and restated our Articles of Incorporation, effective in April, 2006. The Amended and Restated Articles of Incorporation were unanimously adopted by our Board of Directors, who then also constituted our majority stockholders, collectively beneficially owning approximately 857,143 shares of our common stock or approximately 68.6% of our outstanding voting securities, as Board members and stockholders. No other votes were required or necessary to adopt the amendments to our Articles of Incorporation, and none were solicited. The following is a summary of the material changes to our Articles of Incorporation: (i) five million (5,000,000) shares of preferred stock with a par value of $0.001 per share were authorized; (ii) the minimum number of our directors was reduced to one; (iii) our Board of Directors was authorized to change our name in certain circumstances, without stockholder approval; and (iv) our Board of Directors was authorized to effect recapitalizations in the form of forward or reverse splits in certain circumstances, without a stockholder approval. Our Definitive Information Statement, which was filed with the SEC on March 20, 2006, is filed as an Exhibit to this Annual Report. See Part IV, Item 15.

•

We effected a one for three and one-half (1 for 3.5) share reverse split of our outstanding shares of common stock that was effective on or about October 23, 2006, and our OTCBB trading symbol was changed to “BLKE” on or about October 23, 2006.

•

On October 16, 2006, we announced the execution of a Letter of Intent to acquire Vault Technologies, Inc., an Alberta technology corporation, which was subsequently amended on November 17 and December 19, 2006, and which expired on January 31, 2007.

We have had no material business operations since 2002. We have begun the search for the acquisition of assets, property or business that may benefit us and our stockholders.

Description of Business

We are currently seeking and investigating potential assets, property or businesses to acquire. We have had no material business operations for about seven years. Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected. We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine any particular industry in which we may engage.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition. In our present form, we are deemed to be a vehicle to acquire or merge with a business or company. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include all lawful businesses. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of going public. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations.

Amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, that limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions. These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s stockholders become the controlling stockholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expenses that are normally avoided by reverse reorganizations or mergers.

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

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for us. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a reorganization, merger or acquisition, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation. Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or 12 months after we file the Form 10 information about the acquired company with the SEC as now required by Form 8-K. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder’s or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our stockholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of their shares of our common stock that are owned by them or to provide an indemnification for all of our prior liabilities. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities. Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144.

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity with us.

Principal Products or Services and Their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Small or Reporting Company’s Competitive Position in the Industry and Methods of Competition

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

Effect of Existing or Probable Governmental Regulations on the Business

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

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the our stockholders.

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

Number of Total Employees and Number of Full Time Employees

None.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports or registration statements that we have previously filed electronically with the SEC at its Internet site at www.sec.gov. Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms. Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

PART II

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2: PROPERTIES

We have no assets, property or business; our principal executive office address and telephone number are the business office address and telephone number of a stockholder, Duane S. Jenson, and are currently provided at no cost. Because we have had no business, our activities have been limited to keeping itself in good standing in the State of Nevada and timely voluntarily filing our reports with the SEC. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Mr. Jenson of providing the use of his office and telephone have been minimal.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our stockholders during the fourth quarter of our fiscal year ended June 30, 2009.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD” [now “FINRA”]) on December 13, 2005 under the symbol “BLKR”. On October 23, 2006, in conjunction with the reverse split, NASDAQ changed our trading symbol, “BLKR,” to “BLKE.” There is currently no established trading market for shares of our common stock of. Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. For information regarding the requirements of resales under Rule 144, see the heading “Rule 144” of this Item below.

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
2007	High	Low
July 2 – September 28.25		.15
October 1 – December 28.30		.25
2008
January 2 – March 31.30		.30
April 1 – June 30.30		.30
July 1 – September 30.30		.25
October 1 – December 31.25		.25
2009
January 2 – March 31.25		.25
April 1 – June 30.25		.05
(Excluding June 22 thru June 24)

These prices were obtained from the National Quotation Bureau, Inc. (the “NQB”) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

We currently have 66 stockholders, not including an indeterminate number who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty, and if and until we complete any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of registered or unregistered securities for the year ended June 30, 2009.

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

(2)           Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the SEC reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the SEC.

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

Section 4(1) of the Securities Act

Since we are a “shell company” as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to our non-affiliates.  It is the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended June 30, 2009, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 6: SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect Bear Lake’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our plan of operation for the next 12 months is to: (i)consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to us. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

When and if a business will commence or an acquisition made is presently unknown and will depend upon various factors, including but not limited to funding and its availability and if and when any potential acquisition may become available to the us at terms acceptable to us. The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and the legal process and could cost between $5,000 and $25,000. These funds will either be required to be loaned by management or raised in private offerings; we cannot assure you that we can raise funds, if needed.

Liquidity and Capital Resources

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to us. During the year ended June 30, 2009, expenses were paid by a principal stockholder in the amount of $9,400. During the same period in 2008, additional expenses by a principal stockholder totaled $6,716. The aggregate amount of $53,767 outstanding as of June 30, 2009, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Results of Operations

Other than maintaining our good corporate standing in the State of Nevada, paying and settling our debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

During the year ended June 30, 2009, we had a net loss of $9,400, resulting from operations. During this same period ending June 30, 2008, we had a net loss of $6,716, also resulting from operations. The increase in net loss is due to the Company’s increased audit fees. Except as described above, we have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended June 30, 2009.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2009

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	14
Balance Sheets	15
Statements of Operations	16
Statement of Stockholders' Equity (Deficit)	17
Statements of Cash Flows	19
Notes to Financial Statements	20

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bear Lake Recreation, Inc. [a development stage company]

We have audited the accompanying balance sheets of Bear Lake Recreation, Inc. [a development stage company] as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2009 and 2008, and for the period from inception [October 22, 1998] through June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Lake Recreation, Inc. [a development stage company] as of June 30, 2009 and 2008, and the results of its operations and cash flows for the years ended June 30, 2009 and 2008, and for the period from inception through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss and negative operating cash flows as of June 30, 2009. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

September 2, 2009

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

Balance Sheets

June 30, 2009 and 2008

(Audited)

	6/30/2009	6/30/2008

ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$—	$—
Related Party Payable	53,767	44,367
Total Current Liabilities	53,767	44,367
Total Liabilities	53,767	44,367

Stockholders’ Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	—	—
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(137,845)	(128,445)
Total Stockholders’ Deficit	(53,767)	(44,367)
Total Liabilities and Stockholders’ Deficit	$—	$—

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

Statements of Operations

For the Years Ended June 30, 2009 and 2008 and

For the Period from Inception (October 22, 1998) through June 30, 2009

	For the	For the	From Inception
	Year	Year	(October 22,
	Ended	Ended	1998) Through
	June 30,	June 30,	June 30,
	2009	2008	2009

Revenues	$—	$—	$1,396
Cost of Goods Sold	—	—	707
Gross Profit	—	—	689
General and Administrative Expenses	9,400	6,716	118,823
Net Income (Loss) from Operations	(9,400)	(6,716)	(118,134)

Other Income (Expense)
Write off of inventory	—	—	(10,645)
Loss on Sale of Assets	—	—	(9,066)
Total Other Income (Expense)	—	—	(19,711)

Net Loss Before Taxes	(9,400)	(6,716)	(137,845)
Provision for Income Taxes	—	—	—
Net Loss	$(9,400)	$(6,716)	$(137,845)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.17)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	806,269

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

For the Period from Inception (October 22, 1998)

through June 30, 2009

							Net
					Additional		Stockholders'
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Equity
	Shares	Stock	Shares	Stock	Capital	Deficit	(Deficit)
Balance, October 22, 1998		$—	—	$—	$—	$—	$—
Shares issued for cash in October 25, 1998 at $.0035 per share			285,734	286	714		1,000
Shares issued for cash in March 4, 1999 at $3.50 per share			12,868	13	44,987		45,000
Stock offering costs					(6,072)		(6,072)
Net loss for the year ended June 30, 1999						(16,134)	(16,134)
Balance, June 30, 1999	—	—	298,602	299	39,629	(16,134)	23,794
Net loss for the year ended June 30, 2000						(6,828)	(6,828)
Balance, June 30, 2000	—	—	298,602	299	39,629	(22,962)	16,966
Shares issued for cash in July 1, 2000 at $.4375 per share			74,066	74	32,326		32,400
Shares issued for cash in August 1, 2000 at $.4375 per share			20,000	20	8,730		8,750
Net loss for the year ended June 30, 2001						(32,303)	(32,303)
Balance, June 30, 2001	—	—	392,668	393	80,685	(55,265)	25,813
Net loss for the year ended June 30, 2002						(26,635)	(26,635)
Balance, June 30, 2002	—	—	392,668	393	80,685	(81,900)	(822)
Net loss for the year ended June 30, 2003						(3,945)	(3,945)
Balance, June 30, 2003	—	—	392,668	393	80,685	(85,845)	(4,767)
Net loss for the year ended June 30, 2004						(6,207)	(6,207)
Balance, June 30, 2004	—	—	392,668	393	80,685	(92,052)	(10,974)
Shares issued for services in September 28, 2004 at $.0035 per share			428,574	428	1,072		1,500
Net loss for the year ended June 30, 2005						(14,289)	(14,289)
Balance, June 30, 2005	—	—	821,242	$821	$81,757	$(106,341)	$(23,763)

Shares issued for services in September 29, 2005 at $.0035 per share			428,574	429	1,071		1,500
Net loss for the year ended June 30, 2006						(8,906)	(8,906)
Balance, June 30, 2006	—	—	1,249,816	$1,250	$82,828	$(115,247)	$(31,169)
Net loss for the year ended June 30, 2007						(6,482)	(6,482)
Balance, June 30, 2007	—	—	1,249,816	$1,250	$82,828	$(121,729)	$(37,651)
Net loss for the year ended June 30, 2008						(6,716)	(6,716)
Balance, June 30, 2008	—	—	1,249,816	$1,250	$82,828	$(128,445)	$(44,367)
Net loss for the year ended June 30, 2009						(9,400)	(9,400)
Balance, June 30, 2009	—	—	1,249,816	$1,250	$82,828	$(137,845)	$(53,767)

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended June 30, 2009 and 2008 and

for the Period from Inception (October 22, 1998) through June 30, 2009

	For the	For the	From Inception
	Year	Year	(October 22,
	Ended	Ended	1998) Through
	June 30,	June 30,	June 30,
	2009	2008	2009

Cash Flows From Operating Activities
Net Income (Loss)	$(9,400)	$(6,716)	$(137,845)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	—	—	4,799
Shares issued for services	—	—	3,000
Loss on disposal of equipment	—	—	9,066
Write off of related party receivable	—	—	1,000
Write off of Website development costs	—	—	8,877
Write off of inventory	—	—	10,645
Decrease / (Increase) - Inventory	—	—	(10,645)
Increase / (Decrease) - Accounts Payable	—	—	—
Increase / (Decrease) - Related Party Payables	9,400	6,716	53,767
Net Cash From Operating Activities	—	—	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	—	—	(12,433)
Website development costs	—	—	(10,309)
Net Cash From Investing Activities	—	—	(22,742)

Cash Flows from Financing Activities
Stock offering costs	—	—	(6,072)
Related-party receivable	—	—	(1,000)
Proceeds from the issuance of common stock	—	—	87,150
Net Cash From Financing Activities	—	—	80,078

Net Increase In Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	$—	$—	$—

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2009

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending June 30, 2009 the Company did not have non-cash investing or financing activities.

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

We adopted the Financial Accounting Standards Board “FASB” Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) as of July 1, 2008. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. As a result, we apply a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, we have reviewed our tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities; therefore the implementation of this standard has not had a material effect on the Company.

We classify tax-related penalties and net interest on income taxes as income tax expense. As of June 30, 2009 and 2008, no income tax expense had been incurred.

(d) Net Loss Per Common Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted income or loss per share calculations are the same. All per share calculations reflect the effects of the forward stock split.

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of June 30, 2009 and 2008.

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

(g) Revenue Recognition

The Company shall recognize revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.” SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Accordingly the Company shall recognize revenues when earned which shall be as products or services are delivered to customers. The Company shall also record accounts receivable for revenue earned but not yet collected. An allowance for bad debts shall be provided based on estimated losses. For revenue received in advance of service the Company shall record a current liability as deferred revenue until the earnings process is complete.

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted the provisions of SFAS 165 for the year ended June 30, 2009 and have evaluated any subsequent events through September 2, 2009.  We do not believe there are any material subsequent events which would require further disclosure.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the first quarter of fiscal 2010.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements

NOTE 2 LIQUIDITY AND GOING CONCERN

The Company is a development stage enterprise, has sustained a loss from operations since inception of $137,845, and has had negative cash flows from operating activities during the period from inception [October 22, 1998] through June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTION

During the years ended June 30, 2009 and 2008, the Company borrowed $9,400 and $6,716, respectively from an investor to pay operating expenses. The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of June 30, 2009 and 2008 is $53,767 and $44,367, respectively.

NOTE 4 INCOME TAXES

No provision has been made for income taxes in the financial statements because the Company has incurred net operating losses to be carried forward and is incorporated in the State of Nevada, which does not levy a Corporate Income Tax. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2009 are summarized below.

	Deductible
Deferred Tax Asset	Amount	Rate	Tax
Net Operating Loss Carryforward
Federal	137,845	34%	46,867
Valuation Allowance			(46,867)
Deferred Tax Asset			$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences. The valuation allowance has increased $3,196, from $43,671, as of June 30, 2008.

The Company has the following operating loss carry forwards available at June 30, 2009:

Operating Losses
Expires	Amount
2019	$16,134
2020	6,828
2021	32,303
2022	26,635
2023	3,945
2024	6,207
2025	14,289
2026	8,906
2027	6,482
2028	6,716
2029	9,400
Total	$137,845

The effective tax rate for continuing operations differs from the statutory tax rate as follows:

	Years ended June 30,
	2009	2008
Federal Statutory Income Tax Rate	15%	15%
Valuation Allowance	(15%)	(15%)
Effective income tax rate	0%	0%

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of this adoption, the Company has evaluated its uncertain tax positions as required by FIN 48 and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for 2009 is presented in the table below:

Balance as of July 1, 2008	$0.00
Additions based on tax positions related to the current year	0.00
Reductions for tax positions of prior years	0.00
Reductions due to expiration of statute of limitations	0.00
Settlements with taxing authorities	0.00
Balance as of June 30, 2009	$0.00

All years prior to 2006 are closed by expiration of the statute of limitations. The tax year ended June 30, 2006, will close by expiration of the statute of limitations in August 2009. The years ended June 30, 2007, 2008 and 2009 are open for examination.

NOTE 5 OFFICE LEASE

The Company offices for 2009 were those of stockholder, Duane S. Jenson, and are provided at no cost. The stockholder incurs no incremental costs in providing this office space to the Company.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T): CONTROLS AND PROCEDURES

Our management, with the participation of our President (CEO) and Secretary/Treasurer (acting CFO), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Secretary/Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Wayne Bassham	51	President & Director	March 2004
Derrick Albiston	30	Vice President & Director	March 2004
Todd Albiston	51	Secretary, Treasurer & Director	March 2004

Background and Business Experience

Wayne Bassham, our President is 51 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past nineteen years. Mr. Bassham is the President and a director of Westcott Products Corporation, a Delaware company, which has been deemed a blank check company.

Derrick Albiston, our Vice President and director is 30 years of age. Mr. Albiston has been employed by Physician Sales and Service, Inc., in Portland, OR during the past four years. Mr. Albiston has a Bachelors degree from the University of Utah where he studied and worked in small to large film productions. Mr. Albiston continues to work in graphic, video and film design for Mouse Design, a Utah company owned by Mr. Albiston. Mr. Albiston is not currently an officer or director of any public company, other than Bear Lake Recreation, Inc., nor has he ever been an officer or director with a public company.

Todd Albiston, our Secretary/Treasurer is 51 years of age. Mr. Albiston has been employed as an account manager for Physician Sales and Service, Inc. for the past six years. For the preceding seventeen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company. Mr. Albiston is the Vice President and a director of Westcott Products Corporation, a Delaware company, which has been deemed a blank check company.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

Todd Albiston is the father of Derrick Albiston. Other than the aforementioned, there are no family relationships between any of our current directors or executive officers and us, either by blood or by marriage.

Involvement in Other Public Companies

Wayne Bassham is the President and a director of Westcott Products Corporation, a Nevada company (Westcott), which has been deemed a blank check company. Todd Albiston is also a director and the Vice President of Westcott.

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

Compliance with Section 16(a) of the Exchange Act

Our common stock of is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended June 30, 2009, the following were filed timely:

Name	Type	Filed
Wayne Robert Bassham	Form 4	September 30, 2005
Todd Albiston	Form 4	September 30, 2005
Derrick M. Albiston	Form 4	October 3, 2005

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers. See Part IV, Item 15.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

Audit Committee

We have not established an Audit Committee because, due to our lack of operations and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by an Audit Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended June 30, 2009, or 2008. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. Stock awards were valued using the closing bid price for the period in question as obtained from the National Quotation Bureau, Inc. (the “NQB”). The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wayne Bassham	06/30/09	0	0	0	0	0	0	0	0
President,	06/30/08	0	0	0	0	0	0	0	0
Director	06/30/07	0	0	0	0	0	0	0	0
	06/30/06	0	0	0	0	0	0	0	0

Derrick Albiston	06/30/09	0	0	0	0	0	0	0	0
Vice President	06/30/08	0	0	0	0	0	0	0	0
Director	06/30/07	0	0	0	0	0	0	0	0
	06/30/06	0	0	0	0	0	0	0	0

Todd Albiston	06/30/09	0	0	0	0	0	0	0	0
Secretary/Treasurer	06/30/08	0	0	0	0	0	0	0	0
Director	06/30/07	0	0	0	0	0	0	0	0
	06/30/06	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended June 30, 2009.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any of our outstanding voting securities as of July 30, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 1,249,816 shares of common stock outstanding at that date.

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

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of us. However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Issuer

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2009 and 2008:

Fee Category	2009	2008
Audit Fees	$8,664	$5,645
Audit-related Fees	$0	$0
Tax Fees	$312	$570
All Other Fees	$0	$0
Total Fees	$8,976	$6,215

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements. See the audited financial statements for the year ended June 30, 2009 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
14.1	Code of Ethics*
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley

Act of 2002*

31.2           Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.2           Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR LAKE RECREATION, INC.

Date:	September 2, 2009	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BEAR LAKE RECREATION, INC.

Date:	September 2, 2009	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Date:	September 2, 2009	By:	/s/Todd Albiston
Todd Albiston
Secretary, Treasurer and Director
Principal Financial Officer