Form 10-Q
period 2009-09-30
BEAR LAKE RECREATION INC
filed 2009-11-09
CIK 1074871

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended September 30, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

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

Yes [  ] No [  ]

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 9, 2009
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

September 30, 2009

C O N T E N T S

Condensed Balance Sheets

3

Condensed Statements of Operations

4

Condensed Statements of Cash Flows

5

Notes to Condensed Financial Statements

6

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Balance Sheets

September 30, 2009 and June 30, 2009

	09/30/2009	6/30/2009
	(Unaudited)	(Audited)
ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$171	$—
Related Party Payable	57,733	53,767
Total Current Liabilities	57,904	53,767
Total Liabilities	57,904	53,767

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; no shares issued
and outstanding	—	—
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(141,982)	(137,845)
Total Stockholders' Deficit	(57,904)	(53,767)
Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the Three Months Ended September 30, 2009 and 2008, and

For the Period from Inception (October 22, 1998) through September 30, 2009

(Unaudited)

	For the	For the	From Inception
	Three Months	Three Months	(October 22,
	Ended	Ended	1998) Through
	September 30,	September 30,	September 30,
	2009	2008	2009

Revenues	$—	$—	$1,396
Cost of Goods Sold	—	—	(707)
Gross Profit	—	—	689
General and Administrative Expenses	4,137	6,355	122,960
Net Income (Loss) from Operations	(4,137)	(6,355)	(122,271)

Other Income (Expense)
Write off of inventory	—	—	(10,645)
Loss on Sale of Assets	—	—	(9,066)
Total Other Income (Expense)	—	—	(19,711)

Net Loss Before Taxes	(4,137)	(6,355)	(141,982)
Provision for Income Taxes	—	—	—
Net Loss	$(4,137)	$(6,355)	$(141,982)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.17)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	816,488

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Three Months Ended September 30, 2009 and 2008, and

For the Period from Inception (October 22, 1998) through September 30, 2009

(Unaudited)

	For the	For the	From Inception
	Three Months	Three Months	(October 22,
	Ended	Ended	1998) Through
	September 30,	September 30,	September 30,
	2009	2008	2009

Cash Flows From Operating Activities
Net Income (Loss)	$(4,137)	$(6,355)	$(141,982)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	—	—	4,799
Shares issued for services	—	—	3,000
Loss on disposal of equipment	—	—	9,066
Write off of related party receivable	—	—	1,000
Write off of Website development costs	—	—	8,877
Write off of inventory	—	—	10,645
Decrease / (Increase) - Inventory	—	—	(10,645)
Increase / (Decrease) - Accounts Payable	171	1,644	171
Increase / (Decrease) - Related Party Payables	3,966	4,711	57,733
Net Cash From Operating Activities	—	—	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	—	—	(12,433)
Website development costs	—	—	(10,309)
Net Cash From Investing Activities	—	—	(22,742)

Cash Flows from Financing Activities
Stock offering costs	—	—	(6,072)
Related-party receivable	—	—	(1,000)
Proceeds from the issuance of common stock	—	—	87,150
Net Cash From Financing Activities	—	—	80,078

Net Increase In Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	—	—	$—
Cash paid during the year for income taxes	—	—	$—

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2009

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. The results of operations for the period ended September 30, 2009, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses paid in its behalf by a shareholder in the amount of $3,966 during the quarter. The balance due the shareholder is $57,733 as of September 30, 2009. The unsecured loan bears no interest and is due on demand.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168.  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases of conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which was primarily codified into Topic 805 “Business Combinations” in the ASC, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”), which was primarily codified into Topic 810 “Consolidations” in the ASC. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  SFAS No. 141R will impact the valuation of business acquisitions made in 2009 and forward.  The Company adopted SFAS No. 160 on July 1, 2009. As a result, implementation of SFAS No. 160 had no impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC. SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company adopted SFAS No. 161 on January 1, 2009. Implementation of SFAS No. 161 had no impact on the Company’s condensed consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

NOTE 5 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 9, 2009, the date the financial statements were issued, and has concluded that no recognized or nonrecognized subsequent events have occurred since the quarter ended September 30, 2009.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

We had no operations during the quarterly period ended September 30, 2009, nor do we have operations as of the date of this filing.  In the quarterly period ended September 30, 2009, we had sales of $0, compared to the quarterly period ended September 30, 2008, with sales of $0. General and administrative expenses were $4,137 for the September 30, 2009, period compared to $6,355 for the September 30, 2008, period. General and administrative expenses for the three months ended September 30, 2009, were comprised mainly of accounting, legal and other fees, and the decreased general and administrative expenses for the 2009 quarterly period over the 2008 quarterly period was limited to decreased audit fees. We had a net loss of $4,137 for the September 30, 2009, period compared to a net loss of $6,355 for the September 30, 2008, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended September 30, 2009, expenses were paid by a principal shareholder in the amount of $3,966, and during the quarterly period ended September 30, 2008, additional expenses paid by a principal shareholder totaled $4,711. The aggregate amount of $57,733 is outstanding as of September 30, 2009, is non-interest bearing, unsecured and due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting .

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

BEAR LAKE RECREATION, INC.

(Issuer)

Date:	11/09/09	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	11/09/09	By:	/s/Todd Albiston
Todd Albiston, Secretary and Director