Form 10-Q
period 2009-12-31
BEAR LAKE RECREATION INC
filed 2010-01-29
CIK 1074871

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended December 31, 2009

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 29, 2010
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

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

December 31, 2009
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Balance Sheets
December 31, 2009 and June 30, 2009

	12/31/2009	6/30/2009
	(Unaudited)	(Audited)
ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$—	$—
Related Party Payable	58,875	53,767
Total Current Liabilities	58,875	53,767
Total Liabilities	58,875	53,767

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; no shares issued
and outstanding	—	—
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(142,953)	(137,845)
Total Stockholders' Deficit	(58,875)	(53,767)
Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three and Six Months Ended December 31, 2009 and 2008, and
For the Period from Inception (October 22, 1998) through December 31, 2009
(Unaudited)

	For the	For the	For the	For the	From Inception
	Three Months	Three Months	Six Months	Six Months	(October 22,
	Ended	Ended	Ended	Ended	1998) Through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009

Revenues	$—	$—	$—	$—	$1,396
Cost of Goods Sold	—	—	—	—	(707)
Gross Profit	—	—	—	—	689
General and Administrative Expenses	971	1,270	5,108	7,625	123,931
Net Income (Loss) from Operations	(971)	(1,270)	(5,108)	(7,625)	(123,242)

Other Income (Expense)
Write off of inventory	—	—	—	—	(10,645)
Loss on Sale of Assets	—	—	—	—	(9,066)
Total Other Income (Expense)	—	—	—	—	(19,711)

Net Loss Before Taxes	(971)	(1,270)	(5,108)	(7,625)	(142,953)
Provision for Income Taxes	—	—	—	—	—
Net Loss	$(971)	$(1,270)	$(5,108)	$(7,625)	$(142,953)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.17)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	1,249,816	1,249,816	826,247

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended December 31, 2009 and 2008, and
For the Period from Inception (October 22, 1998) through December 31, 2009
(Unaudited)

	For the	For the	From Inception
	Six Months	Six Months	(October 22,
	Ended	Ended	1998) Through
	December 31,	December 31,	December 31,
	2009	2008	2009

Cash Flows From Operating Activities
Net Income (Loss)	$(5,108)	$(7,625)	$(142,953)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	—	—	4,799
Shares issued for services	—	—	3,000
Loss on disposal of equipment	—	—	9,066
Write off of related party receivable	—	—	1,000
Write off of Website development costs	—	—	8,877
Write off of inventory	—	—	10,645
Decrease / (Increase) - Inventory	—	—	(10,645)
Increase / (Decrease) - Accounts Payable	—	670	—
Increase / (Decrease) - Related Party Payables	5,108	6,955	58,875
Net Cash From Operating Activities	—	—	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	—	—	(12,433)
Website development costs	—	—	(10,309)
Net Cash From Investing Activities	—	—	(22,742)

Cash Flows from Financing Activities
Stock offering costs	—	—	(6,072)
Related-party receivable	—	—	(1,000)
Proceeds from the issuance of common stock	—	—	87,150
Net Cash From Financing Activities	—	—	80,078

Net Increase In Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	—	—	$—
Cash paid during the year for income taxes	—	—	$—

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2009
(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. The results of operations for the period ended December 31, 2009, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $1,142 during the quarter. The balance due the shareholder is $58,875 as of December 31, 2009. The unsecured loan bears no interest and is due on demand.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168.  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

NOTE 5 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 29, 2010, the date the financial statements were issued, and has concluded that no recognized or nonrecognized subsequent events have occurred since the quarter ended December 31, 2009.

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

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

We had no operations during the quarterly period ended December 31, 2009, nor do we have operations as of the date of this filing.  In the quarterly period ended December 31, 2009, we had sales of $0, compared to the quarterly period ended December 31, 2008, with sales of $0. General and administrative expenses were $971 for the December 31, 2009, period compared to $1,270 for the December 30, 2008, period. General and administrative expenses for the three months ended December 31, 2009, were comprised mainly of accounting fees, and the decreased general and administrative expenses for the 2009 quarterly period over the 2008 quarterly period was limited to decreased legal fees. We had a net loss of $971 for the December 31, 2009, period compared to a net loss of $1,270 for the December 31, 2008, period.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

We had no operations during the six month period ended December 31, 2009, nor do we have operations as of the date of this filing.  General and administrative expenses were $5,108 for the December 31, 2009, period compared to $7,625 for the December 31, 2008, period.  General and administrative expenses for the six months ended December 31, 2009, were comprised mainly of accounting, legal and operating fees.  We had a net loss of $5,108 for the December 31, 2009, period compared to a net loss of $7,625 for the December 31, 2008, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at December 31, 2009. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended December 31, 2009, expenses were paid by a principal shareholder in the amount of $1,142, and during the quarterly period ended December 31, 2008, additional expenses paid by a principal shareholder totaled $1,270. The aggregate amount of $58,874 is outstanding as of December 31, 2009, is non-interest bearing, unsecured and due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

*Incorporated herein by reference to our June 30, 2008, 10 K/A as filed on September 2, 2009.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAR LAKE RECREATION, INC.
(Issuer)

Date:	01/29/10	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	01/29/10	By:	/s/Todd Albiston
Todd Albiston, Secretary and Director