Form 10-Q
period 2010-03-31
BEAR LAKE RECREATION INC
filed 2010-05-10
CIK 1074871

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended March 31, 2010

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

OUTSTANDING SHARES

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ] No [  ]

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 7, 2010
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

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

March 31, 2010
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Balance Sheets
March 31, 2010 and June 30, 2009

	3/31/2010	6/30/2009
	(Unaudited)	(Audited)
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$-	$-
Related Party Payable	60,585	53,767
Total Current Liabilities	60,585	53,767
Total Liabilities	60,585	53,767

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(144,663)	(137,845)
Total Stockholders' Deficit	(60,585)	(53,767)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three and Nine Months Ended March 31, 2010 and 2009, and
For the Period from Inception (October 22, 1998) through March 31, 2010
(Unaudited)

	For the	For the	For the	For the	From Inception
	Three Months	Three Months	Nine Months	Nine Months	(October 22,
	Ended	Ended	Ended	Ended	1998) Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$1,396
Cost of Goods Sold	-	-	-	-	(707)
Gross Profit	-	-	-	-	689
General and Administrative Expenses	1,710	1,200	6,818	8,825	125,641
Net Income (Loss) from Operations	(1,710)	(1,200)	(6,818)	(8,825)	(124,952)

Other Income (Expense)
Write off of inventory	-	-	-	-	(10,645)
Loss on Sale of Assets	-	-	-	-	(9,066)
Total Other Income (Expense)	-	-	-	-	(19,711)

Net Loss Before Taxes	(1,710)	(1,200)	(6,818)	(8,825)	(144,663)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(1,710)	$(1,200)	$(6,818)	$(8,825)	$(144,663)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.17)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	1,249,816	1,249,816	835,378

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended March 31, 2010 and 2009, and
For the Period from Inception (October 22, 1998) through March 31, 2010
(Unaudited)

	For the	For the	From Inception
	Nine Months	Nine Months	(October 22,
	Ended	Ended	1998) Through
	March 31,	March 31,	March 31,
	2010	2009	2010

Cash Flows From Operating Activities
Net Income (Loss)	$(6,818)	$(8,825)	$(144,663)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	-	-	4,799
Shares issued for services	-	-	3,000
Loss on disposal of equipment	-	-	9,066
Write off of related party receivable	-	-	1,000
Write off of Website development costs	-	-	8,877
Write off of inventory	-	-	10,645
Decrease / (Increase) - Inventory	-	-	(10,645)
Increase / (Decrease) - Accounts Payable	-	-	-
Increase / (Decrease) - Related Party Payables	6,818	8,825	60,585
Net Cash From Operating Activities	-	-	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(12,433)
Website development costs	-	-	(10,309)
Net Cash From Investing Activities	-	-	(22,742)

Cash Flows from Financing Activities
Stock offering costs	-	-	(6,072)
Related-party receivable	-	-	(1,000)
Proceeds from the issuance of common stock	-	-	87,150
Net Cash From Financing Activities	-	-	80,078

Net Increase In Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2010
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. The results of operations for the period ended March 31, 2010, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $1,710 during the quarter. The balance due the shareholder is $60,585 as of March 31, 2010. The unsecured loan bears no interest and is due on demand.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168.  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

We had no operations during the quarterly period ended March 31, 2010, nor do we have operations as of the date of this filing.  In the quarterly period ended March 31, 2010, we had sales of $0, compared to the quarterly period ended March 31, 2009, with sales of $0. General and administrative expenses were $1,710 for the March 31, 2010, period compared to $1,200 for the March 31, 2009, period. General and administrative expenses for the three months ended March 31, 2010, were comprised mainly of accounting and other office fees, and the increased general and administrative expenses for the 2010 quarterly period over the 2009 quarterly period was limited to increased operating fees. We had a net loss of $1,710 for the March 31, 2010, period compared to a net loss of $1,200 for the March 31, 2009, period.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

We had no operations during the nine month period ended March 31, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $6,818 for the March 31, 2010, period compared to $8,825 for the March 31, 2009, period.  General and administrative expenses for the nine months ended March 31, 2010, were comprised mainly of accounting and operating fees.  We had a net loss of $6,818 for the March 31, 2010, period compared to a net loss of $8,825 for the March 31, 2009, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at March 31, 2010. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended March 31, 2010, expenses were paid by a principal shareholder in the amount of $1,710, and during the quarterly period ended March 31, 2009, additional expenses paid by a principal shareholder totaled $1,200. The aggregate amount of $60,585 is outstanding as of March 31, 2010, is non-interest bearing, unsecured and due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Off-balance Sheet Arrangements

None.

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

Under the supervision and with the participation of our management, including our President and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Secretary concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

None.

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

BEAR LAKE RECREATION, INC.
(Issuer)

Date:	05/10/10	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	05/10/10	By:	/s/Todd Albiston
Todd Albiston, Secretary and Director