Form 10-K
period 2010-06-30
BEAR LAKE RECREATION INC
filed 2010-09-10
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [  ] No [  ]

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

The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.1775) on December 31, 2008, as quoted on the OTCBB of the Financial Industry Regulatory Authority (“FINRA”). There were 392,668 shares of common voting stock held by non-affiliates, valued in the aggregate at $69,698.57.

Outstanding Shares

As of September 10, 2010, the Registrant had 1,249,816 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Bear Lake Recreation, Inc.,” “Bear Lake,” the “Company,” “we,” “us,” “our” and words of similar import, refer to Bear Lake Recreation, Inc., the Registrant.

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

•
Issued the same three directors and executive officers a total of approximately 428,571 (approximately 142,857 shares each) for services valued at an aggregate consideration of $1,500 in September, 2005.

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

Description of Business

We are currently seeking and investigating potential assets, property or businesses to acquire.  We have had no material business operations for about eight years.  Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.  We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine any particular industry in which we may engage.

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

Amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions.  These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company.  Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense that are normally avoided by reverse reorganizations or mergers.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

ITEM 4:  (REMOVED AND RESERVED)

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

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market.  For information regarding the requirements of resales under Rule 144, see the heading “Rule 144” below.

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing Bid
2008	High	Low
July 2 – September 28.30		.25
October 1 – December 28.25		.25
2009
January 2 – March 31.25		.25
April 1 – June 30 (Excluding June 22 thru June 24)	.25	.05
July 1 – September 30.05		.05
October 1 – December 31.07		.05
2010
January 2 – March 31.25		.01
April 1 – June 30.26		.25

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

There were no sales of registered or unregistered securities for the year ended June 30, 2010.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended June 30, 2010, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

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

When and if a business will commence or an acquisition made is presently unknown and will depend upon various factors, including but not limited to funding and its availability and if and when any potential acquisition may become available to us at terms acceptable to us.  The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and the legal process and could cost between $5,000 and $25,000.  These funds will either be required to be loaned by management or raised in private offerings; we cannot assure you that we can raise funds, if needed.

Liquidity and Capital Resources

We have no cash or cash equivalents on hand.  If additional funds are required, such funds may be advanced by management or stockholders as loans to us.  During the year ended June 30, 2010, expenses were paid by a principal stockholder in the amount of $7,668.  During the same period in 2009, additional expenses by a principal stockholder totaled $9,400.  The aggregate amount of $61,435 outstanding as of June 30, 2010, is unsecured and is due on demand.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Results of Operations

Other than maintaining our good corporate standing in the State of Nevada, paying and settling our debts and seeking the acquisition of assets, properties or businesses that may benefit  us and our stockholders, we have had no material business operations in the two most recent calendar years.

During the year ended June 30, 2010, we had a net loss of $7,668, resulting from operations.  During this same period ending June 30, 2009, we had a net loss of $9,400, also resulting from operations.  The decrease in our net loss is from June 30, 2009 to June 30, 2010 was due to a decrease in audit fees and our overall operating expenses in general.  Except as described above, we have received no revenues in either of our two most recent calendar years.  See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended June 30, 2010.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEAR LAKE RECREATION, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
June 30, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bear Lake Recreation, Inc. [a development stage company]

We have audited the accompanying balance sheets of Bear Lake Recreation, Inc. [a development stage company] as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2010 and 2009, and for the period from inception [October 22, 1998] through June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Lake Recreation, Inc. [a development stage company] as of June 30, 2010 and 2009, and the results of its operations and cash flows for the years ended June 30, 2010 and 2009, and for the period from inception through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from inception through June 30, 2010. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
September 10, 2010

BEAR LAKE RECREATION, INC.
(A Development Stage Company)
Balance Sheets
June 30, 2010 and 2009
(Audited)

	6/30/2010	6/30/2009

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$-	$-
Related Party Payable	61,435	53,767
Total Current Liabilities	61,435	53,767
Total Liabilities	61,435	53,767

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(145,513)	(137,845)
Total Stockholders' Deficit	(61,435)	(53,767)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.
(A Development Stage Company)
Statements of Operations
For the Years Ended June 30, 2010 and 2009 and
For the Period from Inception (October 22, 1998) through June 30, 2010

	For the	For the	From Inception
	Year	Year	(October 22,
	Ended	Ended	1998) Through
	June 30,	June 30,	June 30,
	2010	2009	2010

Revenues	$-	$-	$1,396
Cost of Goods Sold	-	-	707
Gross Profit	-	-	689
General and Administrative Expenses	7,668	9,400	126,491
Net Income (Loss) from Operations	(7,668)	(9,400)	(125,802)

Other Income (Expense)
Write off of inventory	-	-	(10,645)
Loss on Sale of Assets	-	-	(9,066)
Total Other Income (Expense)	-	-	(19,711)

Net Loss Before Taxes	(7,668)	(9,400)	(145,513)
Provision for Income Taxes	-	-	-
Net Loss	$(7,668)	$(9,400)	$(145,513)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.17)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	844,219

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from Inception (October 22, 1998) through June 30, 2010

							Net
					Additional		Stockholders'
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Equity
	Shares	Stock	Shares	Stock	Capital	Deficit	(Deficit)
Balance, October 22, 1998		$-	-	$-	$-	$-	$-
Shares issued for cash in October 25, 1998 at $.0035 per share			285,734	286	714		1,000
Shares issued for cash in March 4, 1999 at $3.50 per share			12,868	13	44,987		45,000
Stock offering costs					(6,072)		(6,072)
Net loss for the year ended June 30, 1999						(16,134)	(16,134)
Balance, June 30, 1999	-	-	298,602	299	39,629	(16,134)	23,794
Net loss for the year ended June 30, 2000						(6,828)	(6,828)
Balance, June 30, 2000	-	-	298,602	299	39,629	(22,962)	16,966
Shares issued for cash in July 1, 2000 at $.4375 per share			74,066	74	32,326		32,400
Shares issued for cash in August 1, 2000 at $.4375 per share			20,000	20	8,730		8,750
Net loss for the year ended June 30, 2001						(32,303)	(32,303)
Balance, June 30, 2001	-	-	392,668	393	80,685	(55,265)	25,813
Net loss for the year ended June 30, 2002						(26,635)	(26,635)
Balance, June 30, 2002	-	-	392,668	393	80,685	(81,900)	(822)
Net loss for the year ended June 30, 2003						(3,945)	(3,945)
Balance, June 30, 2003	-	-	392,668	393	80,685	(85,845)	(4,767)

Net loss for the year ended June 30, 2004						(6,207)	(6,207)
Balance, June 30, 2004	-	-	392,668	393	80,685	(92,052)	(10,974)
Shares issued for services in September 28, 2004 at $.0035 per share			428,574	428	1,072		1,500
Net loss for the year ended June 30, 2005						(14,289)	(14,289)
Balance, June 30, 2005	-	-	821,242	$821	$81,757	$(106,341)	$(23,763)
Shares issued for services in September 29, 2005 at $.0035 per share			428,574	429	1,071		1,500
Net loss for the year ended June 30, 2006						(8,906)	(8,906)
Balance, June 30, 2006	-	-	1,249,816	$1,250	$82,828	$(115,247)	$(31,169)
Net loss for the year ended June 30, 2007						(6,482)	(6,482)
Balance, June 30, 2007	-	-	1,249,816	$1,250	$82,828	$(121,729)	$(37,651)
Net loss for the year ended June 30, 2008						(6,716)	(6,716)
Balance, June 30, 2008	-	-	1,249,816	$1,250	$82,828	$(128,445)	$(44,367)
Net loss for the year ended June 30, 2009						(9,400)	(9,400)
Balance, June 30, 2009	-	-	1,249,816	$1,250	$82,828	$(137,845)	$(53,767)
Net loss for the year ended June 30, 2010						(7,668)	(7,668)
Balance, June 30, 2010	-	-	1,249,816	$1,250	$82,828	$(145,513)	$(61,435)

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended June 30, 2010 and 2009 and
for the Period from Inception (October 22, 1998) through June 30, 2010

	For the	For the	From Inception
	Year	Year	(October 22,
	Ended	Ended	1998) Through
	June 30,	June 30,	June 30,
	2010	2009	2010

Cash Flows From Operating Activities
Net Income (Loss)	$(7,668)	$(9,400)	$(145,513)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	-	-	4,799
Shares issued for services	-	-	3,000
Loss on disposal of equipment	-	-	9,066
Write off of related party receivable	-	-	1,000
Write off of Website development costs	-	-	8,877
Write off of inventory	-	-	10,645
Decrease / (Increase) - Inventory	-	-	(10,645)
Increase / (Decrease) - Accounts Payable	-	-	-
Increase / (Decrease) - Related Party Payables	7,668	9,400	61,435
Net Cash From Operating Activities	-	-	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(12,433)
Website development costs	-	-	(10,309)
Net Cash From Investing Activities	-	-	(22,742)

Cash Flows from Financing Activities
Stock offering costs	-	-	(6,072)
Related-party receivable	-	-	(1,000)
Proceeds from the issuance of common stock	-	-	87,150
Net Cash From Financing Activities	-	-	80,078

Net Increase In Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	-	-	$-
Cash paid during the year for income taxes	-	-	$-

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

Bear Lake Recreation, Inc. (the Company) was organized under the laws of the State of Nevada on October 22, 1998, to engage in any lawful purpose. The Company is considered a development stage company as defined in Accounting Standards Codification Topic 915.  The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  During the period ending June 30, 2010 the Company did not have non-cash investing or financing activities.

(c) Income Taxes

The Company applies the provisions of Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 740 Income Taxes.  The Standard requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Due to a loss from inception, the Company has no tax liability.  At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

We classify tax-related penalties and net interest on income taxes as income tax expense. As of June 30, 2010 and 2009, no income tax expense had been incurred.

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

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  The Company has no long-lived assets as of June 30, 2010 and 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company adopted SFAS No. 161 on July 1, 2009.  Implementation of SFAS No. 161 had no impact on the Company’s condensed consolidated financial statements.

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

The Company is a development stage enterprise, has sustained a loss from operations since inception of $145,513, and has had negative cash flows from operating activities during the period from inception [October 22, 1998] through June 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTION

During the years ended June 30, 2010 and 2009, the Company borrowed $7,668 and $9,400, respectively from an investor to pay operating expenses.  The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of June 30, 2010 and 2009 is $61,435 and $53,767, respectively.

NOTE 4 INCOME TAXES

No provision has been made for income taxes in the financial statements because the Company has incurred net operating losses to be carried forward and is incorporated in the State of Nevada, which does not levy a Corporate Income Tax. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2010 are summarized below.

	Deductible
Deferred Tax Asset	Amount	Rate	Tax
Net Operating Loss Carryforward
Federal	145,513	34%	49,408
Valuation Allowance			(49,408)
Deferred Tax Asset			$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences. The valuation allowance has increased $2,641, from $46,867, as of June 30, 2009.

The Company has the following operating loss carry forwards available at June 30, 2010:

Operating Losses
Expires	Amount
2019	$16,134
2020	6,828
2021	32,303
2022	26,635
2023	3,945
2024	6,207
2025	14,289
2026	8,906
2027	6,482
2028	6,716
2029	9,400
2030	7,668
Total	$145,513

The effective tax rate for continuing operations differs from the statutory tax rate as follows:

	Years ended June 30,
	2010	2009
Federal Statutory Income Tax Rate	15%	15%
Valuation Allowance	(15%)	(15%)
Effective income tax rate	0%	0%

Uncertain Tax Positions

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for 2010 is presented in the table below:

Balance as of July 1, 2009	$0.00
Additions based on tax positions related to the current year	0.00
Reductions for tax positions of prior years	0.00
Reductions due to expiration of statute of limitations	0.00
Settlements with taxing authorities	0.00
Balance as of June 30, 2010	$0.00

All years prior to 2007 are closed by expiration of the statute of limitations.  The tax year ended June 30, 2007, will close by expiration of the statute of limitations in August 2010.  The years ended June 30, 2008, 2009 and 2010 are open for examination.

NOTE 5 OFFICE LEASE

The Company offices for 2010 were those of stockholder, Duane S. Jenson, and are provided at no cost.  The stockholder incurs no incremental costs in providing this office space to the Company.

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

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Wayne Bassham	52	President & Director	March 2004
Derrick Albiston	31	Vice President & Director	March 2004
Todd Albiston	52	Secretary, Treasurer & Director	March 2004

Background and Business Experience

Wayne Bassham, our President is 52 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past nineteen years. Mr. Bassham is the President and a director of Westcott Products Corporation, a Delaware company, which has been deemed a blank check company.

Derrick Albiston, our Vice President and director is 31 years of age. Mr. Albiston has been employed by Physician Sales and Service, Inc., in Portland, OR during the past four years. Mr. Albiston has a Bachelors degree from the University of Utah where he studied and worked in small to large film productions. Mr. Albiston continues to work in graphic, video and film design for Mouse Design, a Utah company owned by Mr. Albiston.  Mr. Albiston is not currently an officer or director of any public company, other than Bear Lake Recreation, Inc., nor has he ever been an officer or director with a public company.

Todd Albiston, our Secretary/Treasurer is 52 years of age. Mr. Albiston has been employed as an account manager for Physician Sales and Service, Inc. for the past seven years. For the preceding eighteen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company.  Mr. Albiston is the Vice President and a director of Westcott Products Corporation, a Delaware company, which has been deemed a blank check company.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

Todd Albiston is the father of Derrick Albiston. Other than the aforementioned, there are no family relationships between any of our current directors or executive officers and us, either by blood or by marriage.  Other than the aforementioned, there are no family relationships between any current directors or executive officers of our Company, either by blood or marriage.

Involvement in Other Public Companies

Wayne Bassham is the President and a director of Westcott Products Corporation, a Nevada company (Westcott), which has been deemed a blank check company.  Todd Albiston is also a director and the Vice President of Westcott.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers (or those in similar positions with us) has been the subject of any of the following:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our common stock is registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended June 30, 2010, the following were filed timely:

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

Audit Committee

We have not established an Audit Committee because, due to our lack of material operations and the fact that we only have three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wayne Bassham	06/30/10	0	0	0	0	0	0	0	0
President	06/30/09	0	0	0	0	0	0	0	0
Director	06/30/08	0	0	0	0	0	0	0	0
	06/30/07	0	0	0	0	0	0	0	0

Derrick Albiston	06/30/10	0	0	0	0	0	0	0	0
Vice President	06/30/09	0	0	0	0	0	0	0	0
Director	06/30/08	0	0	0	0	0	0	0	0
	06/30/07	0	0	0	0	0	0	0	0

Todd Albiston	06/30/10	0	0	0	0	0	0	0	0
Secretary/Treasurer	06/30/09	0	0	0	0	0	0	0	0
Director	06/30/08	0	0	0	0	0	0	0	0
	06/30/07	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended June 30, 2010.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any of our outstanding voting securities as of September 10, 2010.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,249,816 shares of common stock outstanding at that date.

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

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.  However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2010 and 2009:

Fee Category	2010	2009
Audit Fees	$5,950	$8,664
Audit-related Fees	$0	$0
Tax Fees	$365	$312
All Other Fees	$0	$0
Total Fees	$6,315	$8,976

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended June 30, 2010 contained in Item 8 above which are incorporated herein by this reference.

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

BEAR LAKE RECREATION, INC.

Date:	September 10, 2009	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BEAR LAKE RECREATION, INC.

Date:	September 10, 2009	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Date:	September 10, 2009	By:	/s/Todd Albiston
Todd Albiston
Secretary, Treasurer and Director
Principal Financial Officer