Form 10-K/A
period 2010-06-30
BEAR LAKE RECREATION INC
filed 2010-10-29
CIK 1074871

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

EXPLANATORY NOTE:  We are filing this amended Annual Report on Form 10-K/A for the year ended June 30, 2010, for the sole purpose of changing the signature page on this Form K.  The year was erroneously stated as 2009 and it should have been 2010.

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

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
14.1	Code of Ethics*
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR LAKE RECREATION, INC.

Date:	October 29, 2010	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BEAR LAKE RECREATION, INC.

Date:	October 29, 2010	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Date:	October 29, 2010	By:	/s/Todd Albiston
Todd Albiston
Secretary, Treasurer and Director
Principal Financial Officer