Form 10-Q
period 2010-09-30
BEAR LAKE RECREATION INC
filed 2010-10-29
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of October 8, 2010
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

September 30, 2010
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Balance Sheets
September 30, 2010 and June 30, 2010

	9/30/2010	6/30/2010
	(Unaudited)	(Audited)

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$3,490	$-
Related Party Payable	61,862	61,435
Total Current Liabilities	65,352	61,435
Total Liabilities	65,352	61,435

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(149,430)	(145,513)
Total Stockholders' Deficit	(65,352)	(61,435)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended September 30, 2010 and 2009, and
For the Period from Inception (October 22, 1998) through September 30, 2010
(Unaudited)

	For the	For the	From Inception
	Three Months	Three Months	(October 22,
	Ended	Ended	1998) Through
	September 30,	September 30,	September 30,
	2010	2009	2010

Revenues	$-	$-	$1,396
Cost of Goods Sold	-	-	707
Gross Profit	-	-	689
General and Administrative Expenses	3,917	4,137	130,408
Net Income (Loss) from Operations	(3,917)	(4,137)	(129,719)

Other Income (Expense)
Write off of inventory	-	-	(10,645)
Loss on Sale of Assets	-	-	(9,066)
Total Other Income (Expense)	-	-	(19,711)

Net Loss Before Taxes	(3,917)	(4,137)	(149,430)
Provision for Income Taxes	-	-	-
Net Loss	$(3,917)	$(4,137)	$(149,430)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.18)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	852,781

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended September 30, 2010 and 2009, and
For the Period from Inception (October 22, 1998) through September 30, 2010
(Unaudited)

	For the	For the	From Inception
	Three Months	Three Months	(October 22,
	Ended	Ended	1998) Through
	September 30,	September 30,	September 30,
	2010	2009	2010

Cash Flows From Operating Activities
Net Income (Loss)	$(3,917)	$(4,137)	$(149,430)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	-	-	4,799
Shares issued for services	-	-	3,000
Loss on disposal of equipment	-	-	9,066
Write off of related party receivable	-	-	1,000
Write off of Website development costs	-	-	8,877
Write off of inventory	-	-	10,645
Decrease / (Increase) - Inventory	-	-	(10,645)
Increase / (Decrease) - Accounts Payable	3,490	171	3,490
Increase / (Decrease) - Related Party Payables	427	3,966	61,862
Net Cash From Operating Activities	-	-	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(12,433)
Website development costs	-	-	(10,309)
Net Cash From Investing Activities	-	-	(22,742)

Cash Flows from Financing Activities
Stock offering costs	-	-	(6,072)
Related-party receivable	-	-	(1,000)
Proceeds from the issuance of common stock	-	-	87,150
Net Cash From Financing Activities	-	-	80,078

Net Increase In Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2010
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. The results of operations for the period ended September 30, 2010, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $427 during the quarter. The balance due the shareholder is $61,862 as of September 30, 2010. The unsecured loan bears no interest and is due on demand.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

We had no operations during the quarterly period ended September 30, 2010, nor do we have operations as of the date of this filing.  In the quarterly period ended September 30, 2010, we had sales of $0, compared to the quarterly period ended September 30, 2009, with sales of $0. General and administrative expenses were $3,917 for the September 30, 2010, period, compared to $4,137 for the September 30, 2009, period. General and administrative expenses for the three months ended September 30, 2010, were comprised mainly of accounting and other office fees, and the decreased general and administrative expenses for the 2010 quarterly period over the 2009 quarterly period was limited to decreased accounting fees. We had a net loss of $3,917 for the September 30, 2010, period compared to a net loss of $4,137 for the September 30, 2009, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at September 30, 2010. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended September 30, 2010, expenses were paid by a principal shareholder in the amount of $427, and during the quarterly period ended September 30, 2009, additional expenses paid by a principal shareholder totaled $3,966. The aggregate amount of $61,862 is outstanding as of September 30, 2010, is non-interest bearing, unsecured and due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Off-balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

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

Under the supervision and with the participation of our management, including our President and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, our President and Secretary concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Identification of Exhibit
3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
14.1	Code of Ethics*
31.1	Certification of Wayne Bassham Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Todd Albiston Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Wayne Bassham and Todd Albiston Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

*Incorporated herein by reference to our June 30, 2008, 10 K/A as filed on September 2, 2009.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAR LAKE RECREATION, INC.
(Issuer)

Date:	10/29/10	By:	/s/Wayne Bassham
Wayne Bassham, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	10/29/10	By:	/s/Todd Albiston
Todd Albiston, Principal Financial Officer