Form 10-Q
period 2010-12-31
BEAR LAKE RECREATION INC
filed 2011-01-28
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 28, 2011
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

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

December 31, 2010
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Balance Sheets
December 31, 2010 and June 30, 2010

	12/31/2010	6/30/2010
	(Unaudited)	(Audited)

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$-	$-
Related Party Payable	66,862	61,435
Total Current Liabilities	66,862	61,435
Total Liabilities	66,862	61,435

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(150,940)	(145,513)
Total Stockholders' Deficit	(66,862)	(61,435)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three and Six Months Ended December 31, 2010 and 2009, and
For the Period from Inception (October 22, 1998) through December 31, 2010
(Unaudited)

					From
	For the	For the	For the	For the	Inception
	Three	Three	Six	Six	(October 22,
	Months	Months	Months	Months	1998)
	Ended	Ended	Ended	Ended	Through
	December	December	December	December	December
	31,	31,	31,	31,	31,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$1,396
Cost of Goods Sold	-	-	-	-	707
Gross Profit	-	-	-	-	689
General and Administrative Expenses	1,510	971	5,427	5,108	131,918
Net Income (Loss) from Operations	(1,510)	(971)	(5,427)	(5,108)	(131,229)

Other Income (Expense)
Write off of inventory	-	-	-	-	(10,645)
Loss on Sale of Assets	-	-	-	-	(9,066)
Total Other Income (Expense)	-	-	-	-	(19,711)

Net Loss Before Taxes	(1,510)	(971)	(5,427)	(5,108)	(150,940)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(1,510)	$(971)	$(5,427)	$(5,108)	$(150,940)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.18)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	1,249,816	1,249,816	860,990

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended December 31, 2010 and 2009, and
For the Period from Inception (October 22, 1998) through December 31, 2010
(Unaudited)

			From
	For the	For the	Inception
	Six	Six	(October 22,
	Months	Months	1998)
	Ended	Ended	Through
	December,	December,	December
	31,	31,	31,
	2010	2009	2010

Cash Flows From Operating Activities
Net Income (Loss)	$(5,427)	$(5,108)	$(150,940)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	-	-	4,799
Shares issued for services	-	-	3,000
Loss on disposal of equipment	-	-	9,066
Write off of related party receivable	-	-	1,000
Write off of Website development costs	-	-	8,877
Write off of inventory	-	-	10,645
Decrease / (Increase) - Inventory	-	-	(10,645)
Increase / (Decrease) - Accounts Payable	-	-	-
Increase / (Decrease) - Related Party Payables	5,427	5,108	66,862
Net Cash From Operating Activities	-	-	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(12,433)
Website development costs	-	-	(10,309)
Net Cash From Investing Activities	-	-	(22,742)

Cash Flows from Financing Activities
Stock offering costs	-	-	(6,072)
Related-party receivable	-	-	(1,000)
Proceeds from the issuance of common stock	-	-	87,150
Net Cash From Financing Activities	-	-	80,078

Net Increase In Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2010
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. The results of operations for the period ended December 31, 2010, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $5,000 during the quarter. The balance due the shareholder is $66,862 as of December 31, 2010. The unsecured loan bears no interest and is due on demand.

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

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

We had no operations during the quarterly period ended December 31, 2010, nor do we have operations as of the date of this filing.  In the quarterly period ended December 31, 2010, we had sales of $0, compared to the quarterly period ended December 31, 2009, with sales of $0. General and administrative expenses were $1,510 for the December 31, 2010, period, compared to $971 for the December 31, 2009, period. General and administrative expenses for the three months ended December 31, 2010, were comprised mainly of accounting and other office fees, and the increased general and administrative expenses for the 2010 quarterly period over the 2009 quarterly period was limited to increased accounting and operating fees. We had a net loss of $1,510 for the December 31, 2010, period compared to a net loss of $971 for the December 31, 2009, period.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

We had no operations during the six month period ended December 31, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $5,427 for the December 31, 2010, period compared to $5,108 for the December 31, 2009, period.  General and administrative expenses for the six months ended December 31, 2010, were comprised mainly of accounting and operating fees.  We had a net loss of $5,427 for the December 31, 2010, period compared to a net loss of $5,108 for the December 31, 2009, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at December 31, 2010. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended December 31, 2010, expenses were paid by a principal shareholder in the amount of $5,000, and during the quarterly period ended December 31, 2009, additional expenses paid by a principal shareholder totaled $1,142. The aggregate amount of $66,862 is outstanding as of December 31, 2010, is non-interest bearing, unsecured and due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Identification of Exhibit
3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
14.1	Code of Ethics*
31.1	Certification of Wayne Bassham Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Todd Albiston Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Wayne Bassham and Todd Albiston Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

*Incorporated herein by reference to our June 30, 2008, 10 K/A as filed on September 2, 2009.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAR LAKE RECREATION, INC.
(Issuer)

Date:	01/28/11	By:	/s/Wayne Bassham
Wayne Bassham, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	01/28/11	By:	/s/Todd Albiston
Todd Albiston, Principal Financial Officer