Form 10-Q
period 2011-03-31
BEAR LAKE RECREATION INC
filed 2011-04-29
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 29, 2011
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

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

March 31, 2011
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Balance Sheets
March 31, 2011 and June 30, 2010

	3/31/2011	6/30/2010
	(Unaudited)	(Audited)

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$-	$-
Related Party Payable	68,562	61,435
Total Current Liabilities	68,562	61,435
Total Liabilities	68,562	61,435

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(152,640)	(145,513)
Total Stockholders' Deficit	(68,562)	(61,435)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three and Nine Months Ended March 31, 2011 and 2010, and
For the Period from Inception (October 22, 1998) through March 31, 2011
(Unaudited)

					From
	For the	For the	For the	For the	Inception
	Three	Three	Nine	Nine	(October 22,
	Months	Months	Months	Months	1998)
	Ended	Ended	Ended	Ended	Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$1,396
Cost of Goods Sold	-	-	-	-	707
Gross Profit	-	-	-	-	689
General and Administrative Expenses	1,700	1,710	7,127	6,818	133,618
Net Income (Loss) from Operations	(1,700)	(1,710)	(7,127)	(6,818)	(132,929)

Other Income (Expense)
Write off of inventory	-	-	-	-	(10,645)
Loss on Sale of Assets	-	-	-	-	(9,066)
Total Other Income (Expense)	-	-	-	-	(19,711)

Net Loss Before Taxes	(1,700)	(1,710)	(7,127)	(6,818)	(152,640)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(1,700)	$(1,710)	$(7,127)	$(6,818)	$(152,640)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.18)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	1,249,816	1,249,816	868,698

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended March 31, 2011 and 2010, and
For the Period from Inception (October 22, 1998) through March 31, 2011
(Unaudited)

	For the	For the	From Inception
	Nine Months	Nine Months	(October 22,
	Ended	Ended	1998) Through
	March 31,	March 31,	March 31,
	2011	2010	2011

Cash Flows From Operating Activities
Net Income (Loss)	$(7,127)	$(6,818)	$(152,640)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	-	-	4,799
Shares issued for services	-	-	3,000
Loss on disposal of equipment	-	-	9,066
Write off of related party receivable	-	-	1,000
Write off of Website development costs	-	-	8,877
Write off of inventory	-	-	10,645
Decrease / (Increase) - Inventory	-	-	(10,645)
Increase / (Decrease) - Accounts Payable	-	-	-
Increase / (Decrease) - Related Party Payables	7,127	6,818	68,562
Net Cash From Operating Activities	-	-	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(12,433)
Website development costs	-	-	(10,309)
Net Cash From Investing Activities	-	-	(22,742)

Cash Flows from Financing Activities
Stock offering costs	-	-	(6,072)
Related-party receivable	-	-	(1,000)
Proceeds from the issuance of common stock	-	-	87,150
Net Cash From Financing Activities	-	-	80,078

Net Increase In Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2011
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. The results of operations for the period ended March 31, 2011, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $1,700 during the quarter. The balance due the shareholder is $68,562 as of March 31, 2011. The unsecured loan bears no interest and is due on demand.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  Adoption on July 1, 2010 had no impact.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

We had no operations during the quarterly period ended March 31, 2011, nor do we have operations as of the date of this filing.  In the quarterly period ended March 31, 2011, we had sales of $0, compared to the quarterly period ended March 31, 2010, with sales of $0. General and administrative expenses were $1,700 for the March 31, 2011, period, compared to $1,710 for the March 31, 2010, period. General and administrative expenses for the three months ended March 31, 2011, were comprised mainly of accounting and other office fees. We had a net loss of $1,700 for the March 31, 2011, period compared to a net loss of $1,710 for the March 31, 2010, period.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

We had no operations during the nine month period ended March 31, 2011, nor do we have operations as of the date of this filing.  General and administrative expenses were $7,127 for the March 31, 2011, period compared to $6,818 for the March 31, 2010, period.  General and administrative expenses for the nine months ended March 31, 2011, were comprised mainly of accounting and operating fees.  We had a net loss of $7,127 for the March 31, 2011, period compared to a net loss of $6,818 for the March 31, 2010, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at March 31, 2011. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended March 31, 2011, expenses were paid by a principal shareholder in the amount of $1,700, and during the quarterly period ended March, 31, 2010, additional expenses paid by a principal shareholder totaled $1,710. The aggregate amount of $68,562 is outstanding as of March 31, 2011, is non-interest bearing, unsecured and due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

BEAR LAKE RECREATION, INC.
(Issuer)

Date:	04/29/11	By:	/s/Wayne Bassham
Wayne Bassham, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	04/29/11	By:	/s/Todd Albiston
Todd Albiston, Principal Financial Officer