Form 10-Q
period 2011-09-30
BEAR LAKE RECREATION INC
filed 2011-11-03
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X] No [  ]  (The Registrant does not have a corporate Web site.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 3, 2011
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

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

September 30, 2011
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Balance Sheets
September 30, 2011 and June 30, 2011

	9/30/2011	6/30/2011
	(Unaudited)	(Audited)

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$480	$578
Related Party Payable	74,425	70,031
Accrued Interest - Related Parties	1,839	-
Total Current Liabilities	76,744	70,609
Total Liabilities	76,744	70,609

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(160,822)	(154,687)
Total Stockholders' Deficit	(76,744)	(70,609)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended September 30, 2011 and 2010, and
For the Period from Inception (October 22, 1998) through September 30, 2011
(Unaudited)

	For the	For the	From Inception
	Three Months	Three Months	(October 22,
	Ended	Ended	1998) Through
	September 30,	September 30,	September 30,
	2011	2010	2011

Revenues	$-	$-	$1,396
Cost of Goods Sold	-	-	707
Gross Profit	-	-	689
General and Administrative Expenses	4,296	3,917	139,961
Net Income (Loss) from Operations	(4,296)	(3,917)	(139,272)

Other Income (Expense)
Related party interest expense	(1,839)	-	(1,839)
Write off of inventory	-	-	(10,645)
Loss on Sale of Assets	-	-	(9,066)
Total Other Income (Expense)	(1,839)	-	(21,550)

Net Loss Before Taxes	(6,135)	(3,917)	(160,822)
Provision for Income Taxes	-	-	-
Net Loss	$(6,135)	$(3,917)	$(160,822)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.18)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	883,465

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended September 30, 2011 and 2010, and
For the Period from Inception (October 22, 1998) through September 30, 2011
(Unaudited)

	For the	For the	From Inception
	Three Months	Three Months	(October 22,
	Ended	Ended	1998) Through
	September 30,	September 30,	September 30,
	2011	2010	2011

Cash Flows From Operating Activities
Net Income (Loss)	$(6,135)	$(3,917)	$(160,822)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and Amortization	-	-	4,799
Shares issued for services	-	-	3,000
Loss on disposal of equipment	-	-	9,066
Write off of related party receivable	-	-	1,000
Write off of Website development costs	-	-	8,877
Write off of inventory	-	-	10,645
Decrease / (Increase) - Inventory	-	-	(10,645)
Increase / (Decrease) - Accounts Payable	(98)	3,490	480
Increase / (Decrease) - Related Party Payables	4,394	427	74,425
Increase in related party accrued interest	1,839	-	1,839
Net Cash From Operating Activities	-	-	(57,336)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(12,433)
Website development costs	-	-	(10,309)
Net Cash From Investing Activities	-	-	(22,742)

Cash Flows from Financing Activities
Stock offering costs	-	-	(6,072)
Related-party receivable	-	-	(1,000)
Proceeds from the issuance of common stock	-	-	87,150
Net Cash From Financing Activities	-	-	80,078

Net Increase In Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-

See accompanying notes to financial statements.

Bear Lake Recreation, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2011
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. The results of operations for the period ended September 30, 2011, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $4,394 during the quarter. The balance due the shareholder is $74,425 as of September 30, 2011. The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  During the three-month periods ended September 30, 2011 and 2010, the imputed interest expense on related party loans totaled $1,839 and $0, respectively.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

We had no operations during the quarterly period ended September 30, 2011, nor do we have operations as of the date of this filing.  In the quarterly period ended September 30, 2011, we had sales of $0, compared to the quarterly period ended September 30, 2010, with sales of $0. General and administrative expenses were $4,296 for the September 30, 2011, period, compared to $3,917 for the September 30, 2010, period. General and administrative expenses for the three months ended September 30, 2011, were comprised mainly of accounting and other office fees. We had a net loss of $6,135 for the September 30, 2011, period compared to a net loss of $3,917 for the September 30, 2010, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at September 30, 2011. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended September 30, 2011, expenses were paid by a principal shareholder in the amount of $4,394, and during the quarterly period ended September 30, 2010, additional expenses paid by a principal shareholder totaled $427. The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  During the three-month periods ended September 30, 2011 and 2010, the imputed interest expense on related party loans totaled $1,839 and $0, respectively.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Identification of Exhibit
3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
14.1	Code of Ethics*
31.1	Certification of Wayne Bassham Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Todd Albiston Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Wayne Bassham and Todd Albiston Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*Incorporated herein by reference to our June 30, 2008, 10 K/A as filed on September 2, 2009.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAR LAKE RECREATION, INC.
(Issuer)

Date:	November 3, 2011	By:	/s/Wayne Bassham
Wayne Bassham, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 3, 2011	By:	/s/Todd Albiston
Todd Albiston, Principal Financial Officer