Form 10-K
period 2013-06-30
BEAR LAKE RECREATION INC
filed 2013-09-03
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2013

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

The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.25) on December 31, 2012, as quoted on the OTCBB of the Financial Industry Regulatory Authority (“FINRA”). There were 392,668 shares of common voting stock held by non-affiliates, valued in the aggregate at $98,167.

Outstanding Shares

As of September 3, 2013, the Registrant had 1,249,816 shares of common stock outstanding.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
2011	High	Low
July 1 – September 30.25		.25
October 1 – December 31.25		.25
2012
January 2 – March 31.25		.25
April 1 – June 30.25		.25
July 2 – September 28.25		.25
October 1 – December 31.25		.25
2013
January 2 – March 29.25		.25
April 1 – June 28.25		.25

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of registered or unregistered securities for the three fiscal years ended June 30, 2013.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended June 30, 2013, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no cash or cash equivalents on hand.  If additional funds are required, such funds may be advanced by management or stockholders as loans to us.  During the year ended June 30, 2013, expenses were paid by a principal stockholder in the amount of $10,920.  During the same period in 2012, additional expenses by a principal stockholder totaled $10,091.  The aggregate amount of $91,042 outstanding as of June 30, 2013, is unsecured and is due on demand.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Results of Operations

Other than maintaining our good corporate standing in the State of Nevada, paying and settling our debts and seeking the acquisition of assets, properties or businesses that may benefit  us and our stockholders, we have had no material business operations in the two most recent calendar years.

During the year ended June 30, 2013, we had a net loss of $20,790, resulting from operations.  During this same period ending June 30, 2012, we had a net loss of $17,492, also resulting from operations.  The increase in our net loss from June 30, 2012, to June 30, 2013, is due to the imputed interest expense on the related party loan.  Except as described above, we have received no revenues in either of our two most recent calendar years.  See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended June 30, 2013.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEAR LAKE RECREATION, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
June 30, 2013

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	15
Balance Sheets	16
Statements of Operations	17
Statement of Stockholders’ Equity (Deficit)	18-19
Statements of Cash Flows	20
Notes to Financial Statements	21-24

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bear Lake Recreation, Inc. [a development stage company]

We have audited the accompanying balance sheets of Bear Lake Recreation, Inc. [a development stage company] as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2013 and 2012, and for the period from inception [October 22, 1998] through June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Lake Recreation, Inc. [a development stage company] as of June 30, 2013 and 2012, and the results of its operations and cash flows for the years ended June 30, 2013 and 2012, and for the period from inception through June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from inception through June 30, 2013. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
September 3, 2013

BEAR LAKE RECREATION, INC.
(A Development Stage Company)
Balance Sheets
June 30, 2013 and 2012

	6/30/2013	6/30/2012

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$-	$-
Related Party Payable	91,042	80,122
Accrued Interest - Related Parties	17,849	7,979
Total Current Liabilities	108,891	88,101
Total Liabilities	108,891	88,101

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(192,969)	(172,179)
Total Stockholders' Deficit	(108,891)	(88,101)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.
(A Development Stage Company)
Statements of Operations
For the Years Ended June 30, 2013 and 2012 and
For the Period from Inception (October 22, 1998) through June 30, 2013

	For the	For the	From Inception
	Year	Year	(October 22,
	Ended	Ended	1998) Through
	June 30,	June 30,	June 30,
	2013	2012	2013

Revenues	$-	$-	$1,396
Cost of Goods Sold	-	-	707
Gross Profit	-	-	689
General and Administrative Expenses	10,920	9,513	175,809
Net Loss from Operations	(10,920)	(9,513)	(175,120)

Other Income (Expense)
Related party interest expense	(9,870)	(7,979)	(17,849)
Total Other Income (Expense)	(9,870)	(7,979)	(17,849)
Net Loss Before Taxes	(20,790)	(17,492)	(192,969)
Provision for Income Taxes	-	-	-
Net Loss	$(20,790)	$(17,492)	$(192,969)

Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)	$(0.21)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	927,123

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from Inception (October 22, 1998) through June 30, 2013

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

BEAR LAKE RECREATION, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from Inception (October 22, 1998) through June 30, 2013
(continued)

							Net
					Additional		Stockholders'
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Equity
	Shares	Stock	Shares	Stock	Capital	Deficit	(Deficit)
Shares issued for services in September 28, 2004 at $.0035 per share			428,574	428	1,072		1,500
Net loss for the year ended June 30, 2005						(14,289)	(14,289)
Balance, June 30, 2005	-	-	821,242	821	81,757	(106,341)	(23,763)
Shares issued for services in September 29, 2005 at $.0035 per share			428,574	429	1,071		1,500
Net loss for the year ended June 30, 2006						(8,906)	(8,906)
Balance, June 30, 2006	-	-	1,249,816	1,250	82,828	(115,247)	(31,169)
Net loss for the year ended June 30, 2007						(6,482)	(6,482)
Balance, June 30, 2007	-	-	1,249,816	1,250	82,828	(121,729)	(37,651)
Net loss for the year ended June 30, 2008						(6,716)	(6,716)
Balance, June 30, 2008	-	-	1,249,816	1,250	82,828	(128,445)	(44,367)
Net loss for the year ended June 30, 2009						(9,400)	(9,400)
Balance, June 30, 2009	-	-	1,249,816	1,250	82,828	(137,845)	(53,767)
Net loss for the year ended June 30, 2010						(7,668)	(7,668)
Balance, June 30, 2010	-	-	1,249,816	1,250	82,828	(145,513)	(61,435)
Net loss for the year ended June 30, 2011						(9,174)	(9,174)
Balance, June 30, 2011	-	-	1,249,816	1,250	82,828	(154,687)	(70,609)
Net loss for the year ended June 30, 2012						(17,492)	(17,492)
Balance, June 30, 2012	-	-	1,249,816	1,250	82,828	(172,179)	(88,101)
Net loss for the year ended June 30, 2013						(20,790)	(20,790)
Balance, June 30, 2013	-	-	1,249,816	$1,250	$82,828	$(192,969)	$(108,891)

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended June 30, 2013 and 2012 and
for the Period from Inception (October 22, 1998) through June 30, 2013

	For the	For the	From Inception
	Year	Year	(October 22,
	Ended	Ended	1998) Through
	June 30,	June 30,	June 30,
	2013	2012	2013

Cash Flows From Operating Activities
Net Loss	$(20,790)	$(17,492)	$(192,969)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and Amortization	-	-	4,799
Shares issued for services	-	-	3,000
Loss on disposal of equipment	-	-	9,066
Write off of Website development costs	-	-	8,877
Increase / (Decrease) - Accounts Payable	-	(578)	-
Increase / (Decrease) - Related Party Payables	10,920	10,091	91,042
Increase in related party accrued interest	9,870	7,979	17,849
Net Cash From Operating Activities	-	-	(58,336)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(12,433)
Website development costs	-	-	(10,309)
Net Cash From Investing Activities	-	-	(22,742)

Cash Flows from Financing Activities
Stock offering costs	-	-	(6,072)
Proceeds from the issuance of common stock	-	-	87,150
Net Cash From Financing Activities	-	-	81,078

Net Change In Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  During the period ending June 30, 2013 the Company did not have non-cash investing or financing activities.

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

We classify tax-related penalties and net interest on income taxes as income tax expense. As of June 30, 2013 and 2012, no income tax expense had been incurred.

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

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  The Company has no long-lived assets as of June 30, 2013 and 2012.

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

NOTE 2 LIQUIDITY AND GOING CONCERN

The Company is a development stage enterprise, has sustained a loss from operations since inception of $192,969, and has had negative cash flows from operating activities during the period from inception [October 22, 1998] through June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTION

During the years ended June 30, 2013 and 2012, the Company borrowed $10,920 and $10,091, respectively from an investor to pay operating expenses.  The balance of the loan as of June 30, 2013 and 2012 is $91,042 and $80,122, respectively.  The unsecured loan bears no interest and is due on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the fiscal years ended June 30, 2013 and 2012 totaled $9,870 and $7,979, respectively.

NOTE 4 INCOME TAXES

No provision has been made for income taxes in the financial statements because the Company has incurred net operating losses to be carried forward and is incorporated in the State of Nevada, which does not levy a Corporate Income Tax. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2013 are summarized below.

	Deductible
Deferred Tax Asset	Amount	Rate	Tax
Net Operating Loss Carryforward
Federal	175,120	34%	59,541
Temporary Differences
Related Party Interest	17,849	34%	6,068
Valuation Allowance			(65,609)
Deferred Tax Asset			$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.  The valuation allowance has increased $7,068, from $58,541, as of June 30, 2012.

The Company has the following operating loss carry forwards available at June 30, 2013:

Operating Losses
Expires	Amount
2019	$16,134
2020	6,828
2021	32,303
2022	26,635
2023	3,945
2024	6,207
2025	14,289
2026	8,906
2027	6,482
2028	6,716
2029	9,400
2030	7,668
2031	9,174
2032	9,513
2033	10,920
Total	$175,120

The effective tax rate for continuing operations differs from the statutory tax rate as follows:

	Years ended June 30,
	2013	2012
Federal Statutory Income Tax Rate	15%	15%
Valuation Allowance	(15%)	(15%)
Effective income tax rate	0%	0%

Uncertain Tax Positions

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for 2013 is presented in the table below:

Balance as of July 1, 2012	$0.00
Additions based on tax positions related to the current year	0.00
Reductions for tax positions of prior years	0.00
Reductions due to expiration of statute of limitations	0.00
Settlements with taxing authorities	0.00
Balance as of June 30, 2013	$0.00

All years prior to 2010 are closed by expiration of the statute of limitations.  The tax year ended June 30, 2010, will close by expiration of the statute of limitations in August 2013.  The years ended June 30, 2011, 2012 and 2013 are open for examination.

NOTE 5 OFFICE LEASE

The Company offices for 2013 were those of stockholder, Duane S. Jenson, and are provided at no cost.  The stockholder incurs no incremental costs in providing this office space to the Company.

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

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2013.  In making this assessment, our  management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of June 30, 2013, our internal control over financial reporting was effective.

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

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Wayne Bassham	55	President & Director	March 2004
Derrick Albiston	34	Vice President & Director	March 2004
Todd Albiston	55	Secretary, Treasurer & Director	March 2004

Background and Business Experience

Wayne Bassham, our President is 55 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past twenty two years. Mr. Bassham is the President and a director of Westcott Products Corporation, a Delaware company, which has been deemed a blank check company.

Derrick Albiston, our Vice President and director is 34 years of age. Mr. Albiston has been employed by Physician Sales and Service, Inc., in Portland, OR during the past seven years. Mr. Albiston has a Bachelors degree from the University of Utah where he studied and worked in small to large film productions. Mr. Albiston continues to work in graphic, video and film design for Mouse Design, a Utah company owned by Mr. Albiston.  Mr. Albiston is not currently an officer or director of any public company, other than Bear Lake Recreation, Inc., nor has he ever been an officer or director with a public company.

Todd Albiston, our Secretary/Treasurer is 55 years of age. Mr. Albiston has been employed as an account manager for Physician Sales and Service, Inc. for the past ten years. For the preceding eighteen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company.  Mr. Albiston is the Vice President and a director of Westcott Products Corporation, a Delaware company, which has been deemed a blank check company.

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

Compliance with Section 16(a) of the Exchange Act

Our common stock is registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended June 30, 2013, the following were filed timely:

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended June 30, 2013, or 2012.  Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.  Stock awards were valued using the closing bid price for the period in question as obtained from the National Quotation Bureau, Inc. (the “NQB”).  The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wayne Bassham	06/30/13	0	0	0	0	0	0	0	0
President,	06/30/12	0	0	0	0	0	0	0	0
Director	06/30/11	0	0	0	0	0	0	0	0
	06/30/10	0	0	0	0	0	0	0	0

Derrick Albiston	06/30/13	0	0	0	0	0	0	0	0
Vice President	06/30/12	0	0	0	0	0	0	0	0
Director	06/30/11	0	0	0	0	0	0	0	0
	06/30/10	0	0	0	0	0	0	0	0

Todd Albiston	06/30/13	0	0	0	0	0	0	0	0
Secretary/Treasurer	06/30/12	0	0	0	0	0	0	0	0
Director	06/30/11	0	0	0	0	0	0	0	0
	06/30/10	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended June 30, 2013.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any of our outstanding voting securities as of September 3, 2013.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,249,816 shares of common stock outstanding at that date.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

During the years ended June 30, 2013 and 2012, we borrowed $10,920 and $10,091, respectively from an investor to pay operating expenses. The balance of the loan as of June 30, 2013 and 2012 is $91,042 and $80,122, respectively. The unsecured loan bears no interest and is due on demand. However, we impute interest on the loan at 10% per annum. Imputed interest expense on related party loans for the fiscal years ended June 30, 2013 and 2012 totaled $9,870 and $7,979, respectively.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2013, and 2012:

Fee Category	2013	2012
Audit Fees	$6,200	$6,157
Audit-related Fees	0	0
Tax Fees	400	380
All Other Fees	0	0
Total Fees	$6,600	$6,537

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended June 30, 2013 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Amended and Restated Articles of Incorporation1
3.2	Amended Bylaws1
14.1	Code of Ethics2
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 20023
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 20023
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20023
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

1As filed with our Form 10-KA for June 30, 2008, and incorporated herein by reference.
2Incorporated herein by reference.
3Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR LAKE RECREATION, INC.

Date:	September 3, 2013	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BEAR LAKE RECREATION, INC.

Date:	September 3, 2013	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Date:	September 3, 2013	By:	/s/Todd Albiston
Todd Albiston
Secretary, Treasurer and Director
Principal Financial Officer