Form 10-Q
period 2014-03-31
BEAR LAKE RECREATION INC
filed 2014-05-15
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 13, 2014
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

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

March 31, 2014

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	7

BEAR LAKE RECREATION, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
March 31, 2014 and June 30, 2013
(Unaudited)

	3/31/2014	6/30/2013

ASSETS

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$ -	$ -
Related Party Payable	100,072	91,042
Accrued Interest - Related Parties	26,688	17,849
Total Current Liabilities	126,760	108,891
Total Liabilities	126,760	108,891

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(210,838)	(192,969)
Total Stockholders' Deficit	(126,760)	(108,891)
Total Liabilities and Stockholders' Deficit	$ -	$ -

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
(A Development Stage Company)
Condensed Statements of Operations
For the Three and Nine Months Ended March 31, 2014 and 2013, and
For the Period from Inception (October 22, 1998) through March 31, 2014
(Unaudited)

	For the	For the	For the	For the	From Inception
	Three Months	Three Months	Nine Months	Nine Months	(October 22,
	Ended	Ended	Ended	Ended	1998) Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013	2014

Revenues	$ -	$ -	$ -	$ -	$ 1,396
Cost of Goods Sold	-	-	-	-	707
Gross Profit	-	-	-	-	689
General and Administrative Expenses	2,150	2,050	9,030	8,870	184,839
Net Loss from Operations	(2,150)	(2,050)	(9,030)	(8,870)	(184,150)

Other Income (Expense)
Related party interest expense	(3,052)	(2,506)	(8,839)	(7,222)	(26,688)
Total Other Income (Expense)	(3,052)	(2,506)	(8,839)	(7,222)	(26,688)
Net Loss Before Taxes	(5,202)	(4,556)	(17,869)	(16,092)	(210,838)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$ (5,202)	$ (4,556)	$ (17,869)	$ (16,092)	$ (210,838)

Loss Per Share - Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.22)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	1,249,816	1,249,816	942,812

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended March 31, 2014 and 2013, and
For the Period from Inception (October 22, 1998) through March 31, 2014
(Unaudited)

	For the	For the	From Inception
	Nine Months	Nine Months	(October 22,
	Ended	Ended	1998) Through
	March 31,	March 31,	March 31,
	2014	2013	2014
Cash Flows From Operating Activities
Net Loss	$ (17,869)	$ (16,092)	$ (210,838)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and Amortization	-	-	4,799
Shares issued for services	-	-	3,000
Loss on disposal of equipment	-	-	9,066
Write off of Website development costs	-	-	8,877
Increase / (Decrease) - Related Party Payables	9,030	8,870	100,072
Increase in related party accrued interest	8,839	7,222	26,688
Net Cash From Operating Activities	-	-	(58,336)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(12,433)
Website development costs	-	-	(10,309)
Net Cash From Investing Activities	-	-	(22,742)

Cash Flows From Financing Activities
Stock offering costs	-	-	(6,072)
Proceeds from the issuance of common stock	-	-	87,150
Net Cash From Financing Activities	-	-	81,078
Net Change In Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$ -	$ -	$ -

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ -	$ -	$ -
Cash paid during the year for income taxes	$ -	$ -	$ -

See accompanying unaudited notes to condensed financial statements.

Bear Lake Recreation, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

March 31, 2014

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The results of operations for the period ended March 31, 2014, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $2,150 during the quarter. The balance due the shareholder is $100,072 as of March 31, 2014.  The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended March 31, 2014 and 2013 totaled $3,052 and $2,506, respectively.  During the nine-month periods ended March 31, 2014 and 2013, the imputed interest expense on related party loans totaled $8,839 and $7,222, respectively.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

We had no operations during the quarterly period ended March 31, 2014, nor do we have operations as of the date of this filing.  General and administrative expenses were $2,150 for the March 31, 2014, period, compared to $2,050 for the March 31, 2013, period. General and administrative expenses for the three months ended March 31, 2014, were comprised mainly of accounting and other office fees. We had a net loss of $5,202 for the March 31, 2014, period compared to a net loss of $4,556 for the March 31, 2013, period.

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

We had no operations during the nine month period ended March 31, 2014, nor do we have operations as of the date of this filing.  General and administrative expenses were $9,030 for the March 31, 2014, period compared to $8,870 for the March 31, 2013, period.  General and administrative expenses for the nine months ended March 31, 2014, were comprised mainly of accounting and other office fees.  We had a net loss of $17,869 for the March 31, 2014, period compared to a net loss of $16,092 for the March 31, 2013, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at March 31, 2014. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended March 31, 2014, expenses were paid by a principal shareholder in the amount of $2,150, and during the quarterly period ended March 31, 2013, additional expenses paid by a principal shareholder totaled $2,050. The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended March 31, 2014 and 2013 totaled $3,052 and $2,506 respectively.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.  During the nine-month periods ended March 31, 2014 and 2013, the imputed interest expense on related party loans totaled $8,839 and $7,222, respectively.

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

BEAR LAKE RECREATION, INC.

(Issuer)

Date:	May 14, 2014	By:	/s/Wayne Bassham
Wayne Bassham, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 14, 2014	By:	/s/Todd Albiston
Todd Albiston, Principal Financial Officer