Form 10-K
period 2014-06-30
BEAR LAKE RECREATION INC
filed 2014-09-23
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2014

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

The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.25) on December 31, 2013, as quoted on the OTCBB of the Financial Industry Regulatory Authority (“FINRA”). There were 392,668 shares of common voting stock held by non-affiliates, valued in the aggregate at $98,167.

Outstanding Shares

As of September 19, 2014, the Registrant had 1,249,816 shares of common stock outstanding.

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

Amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions.  These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company.  Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized “shell company” until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense that are normally avoided by reverse reorganizations or mergers.

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

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a reorganization, merger or acquisition, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders.  There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation.  Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or 12 months after we file the “Form 10 Information” about the acquired company with the SEC as now required by Form 8-K. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder’s or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our stockholders retain following any such transaction, by reason of the increased expense.

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

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”   That designation will relieve us of some of the informational requirements of Regulation S-K.

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

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD” [now “FINRA”]) on December 13, 2005, under the symbol “BLKR”.  On October 23, 2006, in conjunction with the reverse split, FINRA changed our trading symbol, “BLKR,” to “BLKE.”  There is currently no established trading market for shares of our common stock of.  Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
2012	High	Low
July 1 – September 30.25		.25
October 1 – December 31.25		.25
2013
January 2 – March 31.25		.25
April 1 – June 30.25		.25
July 2 – September 28.25		.25
October 1 – December 31.27		.25
2014
January 2 – March 29.55		.25
April 1 – June 28.40		.25

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of registered or unregistered securities for the three fiscal years ended June 30, 2014.

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

(2)

Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current Form 10 Information with the SEC reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed Form 10 Information with the SEC.

(3)

The term Form 10 Information means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the Form 10 Information in any filing of the issuer with the Commission. The Form 10 Information is deemed filed when the initial filing is made with the Commission.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph, though the SEC has implied that these restrictions would not be enforced respecting securities issued by a shell company while it was not determined to be a shell company.

Section 4(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.” Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(a)(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to our non-affiliates.

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended June 30, 2014, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no cash or cash equivalents on hand.  If additional funds are required, such funds may be advanced by management or stockholders as loans to us.  During the year ended June 30, 2014, expenses were paid by a principal stockholder in the amount of $9,222.  During the same period in 2013, additional expenses by a principal stockholder totaled $10,920.  The aggregate amount of $100,264 outstanding as of June 30, 2014, is unsecured and is due on demand.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Results of Operations

Other than maintaining our good corporate standing in the State of Nevada, paying and settling our debts and seeking the acquisition of assets, properties or businesses that may benefit  us and our stockholders, we have had no material business operations in the two most recent calendar years.

During the year ended June 30, 2014, we had a net loss of $22,794, resulting from operations.  During this same period ending June 30, 2013, we had a net loss of $20,790, also resulting from operations.  The increase in our net loss from June 30, 2013, to June 30, 2014, is due to the imputed interest expense on the related party loan.  Except as described above, we have received no revenues in either of our two most recent calendar years.  See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended June 30, 2014.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2014

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bear Lake Recreation, Inc. [a development stage company]

We have audited the accompanying balance sheets of Bear Lake Recreation, Inc. [a development stage company] as of June 30, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2014 and 2013, and for the period from inception [October 22, 1998] through June 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Lake Recreation, Inc. [a development stage company] as of June 30, 2014 and 2013, and the results of its operations and cash flows for the years ended June 30, 2014 and 2013, and for the period from inception through June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from inception through June 30, 2014. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

September 22, 2014

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

Balance Sheets

June 30, 2014 and 2013

	6/30/2014	6/30/2013
ASSETS

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$ 1,550	$ -
Related Party Payable	100,264	91,042
Accrued Interest - Related Parties	29,871	17,849
Total Current Liabilities	131,685	108,891
Total Liabilities	131,685	108,891

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit during the Development Stage	(215,763)	(192,969)
Total Stockholders' Deficit	(131,685)	(108,891)
Total Liabilities and Stockholders' Deficit	$ -	$ -

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

Statements of Operations

For the Years Ended June 30, 2014 and 2013 and

For the Period from Inception (October 22, 1998) through June 30, 2014

			From Inception
	For the Year	For the Year	(October 22,
	Ended	Ended	1998) Through
	June 30,	June 30,	June 30,
	2014	2013	2014

Revenues	$ -	$ -	$ 1,396
Cost of Goods Sold	-	-	707
Gross Profit	-	-	689
General and Administrative Expenses	10,772	10,920	186,581
Net Loss from Operations	(10,772)	(10,920)	(185,892)

Other Income (Expense)
Related party interest expense	(12,022)	(9,870)	(29,871)
Total Other Income (Expense)	(12,022)	(9,870)	(29,871)
Net Loss Before Taxes	(22,794)	(20,790)	(215,763)
Provision for Income Taxes	-	-	-
Net Loss	$ (22,794)	$ (20,790)	$ (215,763)

Loss Per Share - Basic and Diluted	$ (0.02)	$ (0.02)	$ (0.23)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	947,690

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

For the Period from Inception (October 22, 1998) through June 30, 2014

							Net
					Additional		Stockholders'
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Equity
	Shares	Stock	Shares	Stock	Capital	Deficit	(Deficit)
Balance, October 22, 1998		$ -	-	$ -	$ -	$ -	$ -
Shares issued for cash in October 25, 1998 at $.0035 per share			285,734	286	714		1,000
Shares issued for cash in March 4, 1999 at $3.50 per share			12,868	13	44,987		45,000
Stock offering costs					(6,072)		(6,072)
Net loss for the year ended June 30, 1999						(16,134)	(16,134)
Balance, June 30, 1999	-	-	298,602	299	39,629	(16,134)	23,794
Net loss for the year ended June 30, 2000						(6,828)	(6,828)
Balance, June 30, 2000	-	-	298,602	299	39,629	(22,962)	16,966
Shares issued for cash in July 1, 2000 at $.4375 per share			74,066	74	32,326		32,400
Shares issued for cash in August 1, 2000 at $.4375 per share			20,000	20	8,730		8,750
Net loss for the year ended June 30, 2001						(32,303)	(32,303)
Balance, June 30, 2001	-	-	392,668	393	80,685	(55,265)	25,813
Net loss for the year ended June 30, 2002						(26,635)	(26,635)
Balance, June 30, 2002	-	-	392,668	393	80,685	(81,900)	(822)
Net loss for the year ended June 30, 2003						(3,945)	(3,945)
Balance, June 30, 2003	-	-	392,668	393	80,685	(85,845)	(4,767)
Net loss for the year ended June 30, 2004						(6,207)	(6,207)
Balance, June 30, 2004	-	-	392,668	393	80,685	(92,052)	(10,974)
Shares issued for services in September 28, 2004 at $.0035 per share			428,574	428	1,072		1,500
Net loss for the year ended June 30, 2005						(14,289)	(14,289)
Balance, June 30, 2005	-	-	821,242	$ 821	$ 81,757	$ (106,341)	$ (23,763)
18
BEAR LAKE RECREATION, INC. (A Development Stage Company) Statement of Stockholders' Equity (Deficit) For the Period from Inception (October 22, 1998) through June 30, 2014 (continued)

Shares issued for services in September 29, 2005 at $.0035 per share			428,574	429	1,071		1,500
Net loss for the year ended June 30, 2006						(8,906)	(8,906)
Balance, June 30, 2006	-	-	1,249,816	$ 1,250	$ 82,828	$ (115,247)	$ (31,169)
Net loss for the year ended June 30, 2007						(6,482)	(6,482)
Balance, June 30, 2007	-	-	1,249,816	$ 1,250	$ 82,828	$ (121,729)	$ (37,651)
Net loss for the year ended June 30, 2008						(6,716)	(6,716)
Balance, June 30, 2008	-	-	1,249,816	$ 1,250	$ 82,828	$ (128,445)	$ (44,367)
Net loss for the year ended June 30, 2009						(9,400)	(9,400)
Balance, June 30, 2009	-	-	1,249,816	$ 1,250	$ 82,828	$ (137,845)	$ (53,767)
Net loss for the year ended June 30, 2010						(7,668)	(7,668)
Balance, June 30, 2010	-	-	1,249,816	$ 1,250	$ 82,828	$ (145,513)	$ (61,435)
Net loss for the year ended June 30, 2011						(9,174)	(9,174)
Balance, June 30, 2011	-	-	1,249,816	$ 1,250	$ 82,828	$ (154,687)	$ (70,609)
Net loss for the year ended June 30, 2012						(17,492)	(17,492)
Balance, June 30, 2012	-	-	1,249,816	$ 1,250	$ 82,828	$ (172,179)	$ (88,101)
Net loss for the year ended June 30, 2013						(20,790)	(20,790)
Balance, June 30, 2013	-	-	1,249,816	$ 1,250	$ 82,828	$ (192,969)	$ (108,891)
Net loss for the year ended June 30, 2014						(22,794)	(22,794)
Balance, June 30, 2014	-	-	1,249,816	$ 1,250	$ 82,828	$ (215,763)	$ (131,685)

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended June 30, 2014 and 2013 and

for the Period from Inception (October 22, 1998) through June 30, 2014

			From Inception
	For the Year	For the Year	(October 22,
	Ended	Ended	1998) Through
	June 30,	June 30,	June 30,
	2014	2013	2014

Cash Flows From Operating Activities
Net Loss	$ (22,794)	$ (20,790)	$ (215,763)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and Amortization	-	-	4,799
Shares issued for services	-	-	3,000
Loss on disposal of equipment	-	-	9,066
Write off of Website development costs	-	-	8,877
Increase / (Decrease) - Accounts Payable	1,550	-	1,550
Increase / (Decrease) - Related Party Payables	9,222	10,920	100,264
Increase in related party accrued interest	12,022	9,870	29,871
Net Cash From Operating Activities	-	-	(58,336)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(12,433)
Website development costs	-	-	(10,309)
Net Cash From Investing Activities	-	-	(22,742)

Cash Flows from Financing Activities
Stock offering costs	-	-	(6,072)
Proceeds from the issuance of common stock	-	-	87,150
Net Cash From Financing Activities	-	-	81,078

Net Change In Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$ -	$ -	$ -

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ -	$ -	$ -
Cash paid during the year for income taxes	$ -	$ -	$ -

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2014

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  During the period ending June 30, 2014 the Company did not have non-cash investing or financing activities.

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

We classify tax-related penalties and net interest on income taxes as income tax expense. As of June 30, 2014 and 2013, no income tax expense had been incurred.

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

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  The Company has no long-lived assets as of June 30, 2014 and 2013.

(f) Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

(h) Impact of New Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that the following pronouncements will have a significant effect on its financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (“ASU No. 2014-10”), which eliminated the definition of a Development Stage Entity and the related reporting requirements. ASU No. 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption allowed.  The Company chose to adopt ASU No. 2014-10 early, effective in its interim financial statements for the period ended September 30, 2014.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statement.

NOTE 2 LIQUIDITY AND GOING CONCERN

The Company is a development stage enterprise, has sustained a loss from operations since inception of $215,763, and has had negative cash flows from operating activities during the period from inception [October 22, 1998] through June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTION

During the years ended June 30, 2014 and 2013, the Company borrowed $9,222 and $10,920, respectively from an investor to pay operating expenses.  The balance of the loan as of June 30, 2014 and 2013 is $100,264 and $91,042, respectively.  The unsecured loan bears no interest and is due on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the fiscal years ended June 30, 2014 and 2013 totaled $12,022 and $9,870, respectively.

NOTE 4 INCOME TAXES

No provision has been made for income taxes in the financial statements because the Company has incurred net operating losses to be carried forward and is incorporated in the State of Nevada, which does not levy a Corporate Income Tax. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2014 are summarized below.

	Deductible
Deferred Tax Asset	Amount	Rate	Tax
Net Operating Loss Carryforward
Federal	185,892	34%	63,203
Temporary Differences
Related Party Interest	29,871	34%	10,156
Valuation Allowance			(73,359)
Deferred Tax Asset			$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.  The valuation allowance has increased $7,750, from $65,609, as of June 30, 2014.

The Company has the following operating loss carry forwards available at June 30, 2014:

Operating Losses
Expires	Amount
2019	$16,134
2020	6,828
2021	32,303
2022	26,635
2023	3,945
2024	6,207
2025	14,289
2026	8,906
2027	6,482
2028	6,716
2029	9,400
2030	7,668
2031	9,174
2032	9,513
2033	10,920
2034	10,772
Total	$185,892

The effective tax rate for continuing operations differs from the statutory tax rate as follows:

	Years ended June 30,
	2014	2013
Federal Statutory Income Tax Rate	15	15%
Valuation Allowance	(15%)	(15%)
Effective income tax rate	0%	0%

Uncertain Tax Positions

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for 2014 is presented in the table below:

Balance as of July 1, 2013	$0.00
Additions based on tax positions related to the current year	0.00
Reductions for tax positions of prior years	0.00
Reductions due to expiration of statute of limitations	0.00
Settlements with taxing authorities	0.00
Balance as of June 30, 2014	$0.00

All years prior to 2011 are closed by expiration of the statute of limitations.  The tax year ended June 30, 2011, closed by expiration of the statute of limitations in August 2014.  The years ended June 30, 2012, 2013 and 2014 are open for examination.

NOTE 5 OFFICE LEASE

The Company offices for 2014 were those of stockholder, Duane S. Jenson, and are provided at no cost.  The stockholder incurs no incremental costs in providing this office space to the Company.

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

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of June 30, 2014, our internal control over financial reporting was effective.

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

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Wayne Bassham	56	President & Director	March 2004
Derrick Albiston	35	Vice President & Director	March 2004
Todd Albiston	56	Secretary, Treasurer & Director	March 2004

Background and Business Experience

Wayne Bassham, our President is 56 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past twenty three years.

Derrick Albiston, our Vice President and director is 35 years of age. Mr. Albiston has been employed by Mckesson Medical Supplies, formerly Physician Sales and Service in Portland, OR during the past eight years. Mr. Albiston has a Bachelors degree from the University of Utah where he studied and worked in small to large film productions.

Todd Albiston, our Secretary/Treasurer is 56 years of age. Mr. Albiston has been employed as an account manager for Mckesson Medical Supplies, formerly Physician Sales and Service, Inc. for the past eleven years. For the preceding eighteen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company.

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

Involvement in Other Public Companies

Wayne Bassham resigned as the President and a director of Dala Petroleum, Inc., formerly, Westcott Products Corporation, a Nevada company (Westcott) in June 2014.  Todd Albiston also resigned as a director and the Vice President of Dala Petroleum, Inc. in June 2014.

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

Compliance with Section 16(a) of the Exchange Act

Our common stock is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended June 30, 2014, the following were filed timely:

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended June 30, 2014, or 2013.  Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.  Stock awards were valued using the closing bid price for the period in question as obtained from the National Quotation Bureau, Inc. (the “NQB”).  The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wayne Bassham	06/30/14	0	0	0	0	0	0	0	0
President,	06/30/13	0	0	0	0	0	0	0	0

Derrick Albiston	06/30/14	0	0	0	0	0	0	0	0
Vice President	06/30/13	0	0	0	0	0	0	0	0

Todd Albiston	06/30/14	0	0	0	0	0	0	0	0
Secretary/Treasurer	06/30/13	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended June 30, 2014.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any of our outstanding voting securities as of September 19, 2014.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,249,816 shares of common stock outstanding at that date.

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

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the years ended June 30, 2014 and 2013, we borrowed $9,222 and $10,920, respectively from an investor to pay operating expenses.  The balance of the loan as of June 30, 2014 and 2013 is $100,264 and $91,042, respectively.  The unsecured loan bears no interest and is due on demand.  However, we impute interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the fiscal years ended June 30, 2014 and 2013 totaled $12,022 and $9,870, respectively.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2014, and 2013:

Fee Category	2014	2013
Audit Fees	$6,200	$6,200
Audit-related Fees	$0	$0
Tax Fees	$400	$400
All Other Fees	$0	$0
Total Fees	$6,600	$6,600

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended June 30, 2014 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Amended and Restated Articles of Incorporation[1]
3.2	Amended Bylaws[1]
14.1	Code of Ethics[2]
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002[3]
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002[3]
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[3]
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

1As filed with our Form 10-KA for June 30, 2008, and incorporated herein by reference.

2Incorporated herein by reference.

3Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR LAKE RECREATION, INC.

Date:	September 22, 2014	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BEAR LAKE RECREATION, INC.

Date:	September 22, 2014	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Date:	September 22, 2014	By:	/s/Todd Albiston
Todd Albiston
Secretary, Treasurer and Director
Principal Financial Officer