Form 10-Q
period 2014-09-30
BEAR LAKE RECREATION INC
filed 2014-11-14
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 12, 2014
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

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

September 30, 2014

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	7

BEAR LAKE RECREATION, INC.
CONDENSED BALANCE SHEETS
September 30, 2014 and June 30, 2014
(Unaudited)

	9/30/2014	6/30/2014

ASSETS

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$ 4,100	$ 1,550
Related Party Payable	102,238	100,264
Accrued Interest - Related Parties	33,205	29,871
Total Current Liabilities	139,543	131,685
Total Liabilities	139,543	131,685

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit	(223,621)	(215,763)
Total Stockholders' Deficit	(139,543)	(131,685)
Total Liabilities and Stockholders' Deficit	$ -	$ -

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Operations
For the Three Months Ended September 30, 2014 and 2013
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2014	2013

Revenues	$ -	$ -
Cost of Goods Sold	-	-
Gross Profit	-	-
General and Administrative Expenses	4,524	4,405
Net Loss from Operations	(4,524)	(4,405)

Other Income (Expense)
Related party interest expense	(3,334)	(2,805)
Total Other Income (Expense)	(3,334)	(2,805)
Net Loss Before Taxes	(7,858)	(7,210)
Provision for Income Taxes	-	-
Net Loss	$ (7,858)	$ (7,210)

Loss Per Share - Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Cash Flows
For the Three Months Ended September 30, 2014 and 2013
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2014	2013

Cash Flows From Operating Activities
Net Loss	$ (7,858)	$ (7,210)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Increase / (Decrease) – Accounts Payable	2,550	425
Increase / (Decrease) - Related Party Payables	1,974	3,980
Increase in related party accrued interest	3,334	2,805
Net Cash From Operating Activities	-	-

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-

Cash Flows From Financing Activities
Net Cash From Financing Activities	-	-
Net Change In Cash	-	-
Beginning Cash Balance	-	-
Ending Cash Balance	$ -	$ -

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ -	$ -
Cash paid during the year for income taxes	$ -	$ -
See accompanying unaudited notes to condensed financial statements.

Bear Lake Recreation, Inc.

Notes to Condensed Financial Statements

September 30, 2014

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The results of operations for the period ended September 30, 2014, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $1,974 during the quarter. The balance due the shareholder is $102,238 as of September 30, 2014.  The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended September 30, 2014 and 2013 totaled $3,334 and $2,805, respectively.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (“ASU No. 2014-10”), which eliminated the definition of a Development Stage Entity and the related reporting requirements. ASU No. 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption allowed.  The Company chose to adopt ASU No. 2014-10 early, effective in these interim financial statements for the period ended September 30, 2014.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

We had no operations during the quarterly period ended September 30, 2014, nor do we have operations as of the date of this filing.  General and administrative expenses were $4,524 for the September 30, 2014, period, compared to $4,405 for the September 30, 2013, period. General and administrative expenses for the three months ended September 30, 2014, were comprised mainly of accounting and other office fees. We had a net loss of $7,858 for the September 30, 2014, period, compared to a net loss of $7,210 for the September 30, 2013, period.  The increase was mainly attributable to an increase in interest expense.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at September 30, 2014. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended September 30, 2014, expenses were paid by a principal shareholder in the amount of $1,974, and during the quarterly period ended September 30, 2013, additional expenses paid by a principal shareholder totaled $3,980. The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended September 30, 2014, and 2013, totaled $3,334 and $2,805, respectively.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

BEAR LAKE RECREATION, INC.

(Issuer)

Date:	November 14, 2014	By:	/s/Wayne Bassham
Wayne Bassham, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 14, 2014	By:	/s/Todd Albiston
Todd Albiston, Principal Financial Officer