Form 10-Q
period 2014-12-31
BEAR LAKE RECREATION INC
filed 2015-02-13
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 10, 2015
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

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

December 31, 2014

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

BEAR LAKE RECREATION, INC.
CONDENSED BALANCE SHEETS
December 31, 2014 and June 30, 2014
(Unaudited)

	12/31/2014	6/30/2014

ASSETS

Current Assets
Prepaid Expenses	$ 6,250	$ -
Total Current Assets	6,250	-
Total Assets	$ 6,250	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$ -	$ 1,550
Related Party Payable	116,445	100,264
Accrued Interest - Related Parties	36,881	29,871
Total Current Liabilities	153,326	131,685
Total Liabilities	153,326	131,685

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit	(231,154)	(215,763)
Total Stockholders' Deficit	(147,076)	(131,685)
Total Liabilities and Stockholders' Deficit	$ 6,250	$ -

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Operations
For the Three and Six Months Ended December 31, 2014 and 2013
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Revenues	$ -	$ -	$ -	$ -
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-
General and Administrative Expenses	3,857	2,475	8,381	6,880
Net Loss from Operations	(3,857)	(2,475)	(8,381)	(6,880)

Other Income (Expense)
Related party interest expense	(3,676)	(2,982)	(7,010)	(5,787)
Total Other Income (Expense)	(3,676)	(2,982)	(7,010)	(5,787)
Net Loss Before Taxes	(7,533)	(5,457)	(15,391)	(12,667)
Provision for Income Taxes	-	-	-	-
Net Loss	$ (7,533)	$ (5,457)	$ (15,391)	$ (12,667)

Loss Per Share - Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	1,249,816	1,249,816

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Cash Flows
For the Six Months Ended December 31, 2014 and 2013 (Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2014	2013

Cash Flows From Operating Activities
Net Loss	$ (15,391)	$ (12,667)
Adjustments to reconcile net loss to
net cash provided by operating activities:
(Increase) / Decrease - Prepaid Expense	(6,250)
Increase / (Decrease) - Accounts Payable	(1,550)	-
Increase / (Decrease) - Related Party Payables	16,181	6,880
Increase in related party accrued interest	7,010	5,787
Net Cash From Operating Activities	-	-

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-

Cash Flows from Financing Activities
Net Cash From Financing Activities	-	-
Net Change In Cash	-	-
Beginning Cash Balance	-	-
Ending Cash Balance	$ -	$ -

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ -	$ -
Cash paid during the year for income taxes	$ -	$ -

See accompanying unaudited notes to condensed financial statements.

Bear Lake Recreation, Inc.

Notes to Condensed Financial Statements

December 31, 2014

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The results of operations for the period ended December 31, 2014, are not necessarily indicative of the operating results for the full year.

NOTE 2 GOING CONCERN

The Company does have minimal assets, has no established operations, and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $14,207 during the quarter. The balance due the shareholder is $116,445 as of December 31, 2014.  The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended December 31, 2014 and 2013 totaled $3,676 and $2,982, respectively.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (“ASU No. 2014-10”), which eliminated the definition of a Development Stage Entity and the related reporting requirements. ASU No. 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption allowed.  The Company chose to adopt ASU No. 2014-10 early, effective in the interim financial statements for the period ended September 30, 2014.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our Securities and Exchange Commission and the Securities and Exchange of 1934, as amended (the “Exchange Act”), reporting requirement filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  Because a principal shareholder has been paying all of the operating expenses, management does not anticipate that we will have to raise additional funds during the next 12 months.

Our common stock currently trades on the OTCMarkets QB (OTCQB) under the symbol BLKE.QB.

Results of Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

We had no operations during the quarterly period ended December 31, 2014, nor do we have operations as of the date of this filing.  General and administrative expenses were $3,857 for the December 31, 2014, period, compared to $2,475 for the December 31, 2013, period. General and administrative expenses for the three months ended December 31, 2014, were comprised mainly of the amortization of prepaid expense related to an annual listing on the OTCMarkets QB tier, accounting and other office fees. We had a net loss of $7,533 for the December 31, 2014, period, compared to a net loss of $5,457 for the December 31, 2013, period.  The increase was mainly attributable to the application and listing on the OTCMarkets QB.

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

We had no operations during the six month period ended December 31, 2014, nor do we have operations as of the date of this filing. General and administrative expenses were $8,381 for the December 31, 2014, period compared to $6,880 for the December 31, 2013, period. General and administrative expenses for the six months ended December 31, 2014, were comprised mainly of the amortization of prepaid expense related to an annual listing on the OTCMarkets QB tier, accounting and other office fees. We had a net loss of $15,391 for the December 31, 2014, period compared to a net loss of $12,667 for the December 31, 2013, period. The increase was mainly attributable to the application and listing on the OTCMarkets QB.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at December 31, 2014. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended December 31, 2014, expenses and payables were paid by a principal shareholder in the amount of $14,207 which was inclusive of the prepaid expense of the OTCMarkets QB listing, and during the quarterly period ended December 31, 2013, additional expenses paid by a principal shareholder totaled $2,900. The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended December 31, 2014, and 2013, totaled $3,676 and $2,982, respectively.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

None.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosure.

We have no mining activities.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

*Incorporated herein by reference to our June 30, 2008, 10-K/A Annual Report as filed on September 2, 2009.

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

BEAR LAKE RECREATION, INC.

(Issuer)

Date:	February 12 , 2015	By:	/s/Wayne Bassham
Wayne Bassham, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 12, 2015	By:	/s/Todd Albiston
Todd Albiston, Principal Financial Officer