Form 10-Q
period 2015-03-31
BEAR LAKE RECREATION INC
filed 2015-05-07
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 4, 2015
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

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

March 31, 2015

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

BEAR LAKE RECREATION, INC.
CONDENSED BALANCE SHEETS
March 31, 2015 and June 30, 2014
(Unaudited)

	3/31/2015	6/30/2014

ASSETS

Current Assets
Prepaid Expenses	$ 4,375	$ -
Total Current Assets	4,375	-
Total Assets	$ 4,375	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$ -	$ 1,550
Related Party Payable	118,687	100,264
Accrued Interest - Related Parties	40,721	29,871
Total Current Liabilities	159,408	131,685
Total Liabilities	159,408	131,685

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit	(239,111)	(215,763)
Total Stockholders' Deficit	(155,033)	(131,685)
Total Liabilities and Stockholders' Deficit	$ 4,375	$ -

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Operations
For the Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014

Revenues	$ -	$ -	$ -	$ -
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-
General and Administrative Expenses	4,117	2,150	12,498	9,030
Net Loss from Operations	(4,117)	(2,150)	(12,498)	(9,030)

Other Income (Expense)
Related party interest expense	(3,840)	(3,052)	(10,850)	(8,839)
Total Other Income (Expense)	(3,840)	(3,052)	(10,850)	(8,839)
Net Loss Before Taxes	(7,957)	(5,202)	(23,348)	(17,869)
Provision for Income Taxes	-	-	-	-
Net Loss	$ (7,957)	$ (5,202)	$ (23,348)	$ (17,869)

Loss Per Share - Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	1,249,816	1,249,816

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Cash Flows
For the Nine Months Ended March 31, 2015 and 2014
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2015	2014

Cash Flows From Operating Activities
Net Loss	$ (23,348)	$ (17,869)
Adjustments to reconcile net loss to
net cash provided by operating activities:
(Increase) / Decrease - Prepaid Expense	(4,375)
Increase / (Decrease) - Accounts Payable	(1,550)	-
Increase / (Decrease) - Related Party Payables	18,423	9,030
Increase in related party accrued interest	10,850	8,839
Net Cash From Operating Activities	-	-

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-

Cash Flows from Financing Activities
Net Cash From Financing Activities	-	-
Net Change In Cash	-	-
Beginning Cash Balance	-	-
Ending Cash Balance	$ -	$ -

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ -	$ -
Cash paid during the year for income taxes	$ -	$ -

See accompanying unaudited notes to condensed financial statements.

Bear Lake Recreation, Inc.

Notes to Condensed Financial Statements

March 31, 2015

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The results of operations for the period ended March 31, 2015, are not necessarily indicative of the operating results for the full year.

NOTE 2 GOING CONCERN

The Company has minimal assets, has no established operations, and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $2,242 during the quarter and $18,423 for the nine months ended March 31, 2015. The balance due the shareholder is $118,687 as of March 31, 2015.  The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended March 31, 2015 and 2014 totaled $3,840 and $3,052, respectively.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

We had no operations during the quarterly period ended March 31, 2015, nor do we have operations as of the date of this filing. General and administrative expenses were $4,117 for the March 31, 2015, period, compared to $2,150 for the March 31, 2014, period. General and administrative expenses for the three months ended March 31, 2015, were comprised mainly of the amortization of prepaid expense related to an annual listing on the OTCMarkets QB tier, accounting and other office fees. We had a net loss of $7,957 for the March 31, 2015, period, compared to a net loss of $5,202 for the March 31, 2014, period.  The increase was mainly attributable to the application and listing on the OTCMarkets QB.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

We had no operations during the nine month period ended March 31, 2015, nor do we have operations as of the date of this filing. General and administrative expenses were $12,498 for the nine months ended March 31, 2015, compared to $9,030 for the nine months ended March 31, 2014. General and administrative expenses for the nine months ended March 31, 2015, were comprised mainly of the amortization of prepaid expense related to an annual listing on the OTCMarkets QB tier, accounting and other office fees. We had a net loss of $23,348 for the nine months ended March 31, 2015, compared to a net loss of $17,869 for the nine months ended March 31, 2014. The increase was mainly attributable to the application and listing on the OTCMarkets QB.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at March 31, 2015. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended March 31, 2015, expenses and payables were paid by a principal shareholder in the amount of $2,242 which was exclusive of the prepaid expense of the OTCMarkets QB listing, and during the quarterly period ended March 31, 2014, additional expenses paid by a principal shareholder totaled $2,150. The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended March 31, 2015, and 2014, totaled $3,840 and $3,052, respectively.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

BEAR LAKE RECREATION, INC.

(Issuer)

Date:	May 7, 2015	By:	/s/Wayne Bassham
Wayne Bassham, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 7, 2015	By:	/s/Todd Albiston
Todd Albiston, Principal Financial Officer