Form 10-K
period 2015-06-30
BEAR LAKE RECREATION INC
filed 2015-09-28
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2015

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

The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.38) on December 31, 2014, as quoted on the OTCBB of the Financial Industry Regulatory Authority (“FINRA”). There were 392,668 shares of common voting stock held by non-affiliates, valued in the aggregate at $149,213.

Outstanding Shares

As of September 25, 2015, the Registrant had 1,249,816 shares of common stock outstanding.

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

•

Amended and restated our Articles of Incorporation, effective in April, 2006.  The Amended and Restated Articles of Incorporation were unanimously adopted by our Board of Directors, who then also constituted our majority stockholders, collectively beneficially owning approximately 857,143 shares of our common stock or approximately 68.6% of our outstanding voting securities, as Board members and stockholders. No other votes were required or necessary to adopt the amendments to our Articles of Incorporation, and none were solicited.  The following is a summary of the material changes to our Articles of Incorporation: (i) five million (5,000,000) shares of preferred stock with a par value of $0.001 per share were authorized; (ii) the minimum number of our directors was reduced to one; (iii) our Board of Directors was authorized to change our name in certain circumstances, without stockholder approval; and (iv) our Board of Directors was authorized to effect recapitalizations in the form of forward or reverse splits in certain circumstances, without a stockholder approval.  We filed a Definitive Information Statement with the SEC on March 20, 2006.

•

We effected a one for three and one-half (1 for 3.5) share reverse split of our outstanding shares of common stock that was effective on or about October 23, 2006, and our then OTCBB trading symbol was changed to “BLKE” on or about October 23, 2006.  All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

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

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD” [now “FINRA”]) on December 13, 2005, under the symbol “BLKR”.  On October 23, 2006, in conjunction with the reverse split, FINRA changed our trading symbol, “BLKR,” to “BLKE.”  There is currently no established trading market for shares of our common stock.  Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTCQB, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing Bid
High	Low
2013
January 2 – March 31.25	.25
April 1 – June 30.25	.25
July 2 – September 28.25	.25
October 1 – December 31.27	.25
2014
January 2 – March 29.55	.25
April 1 – June 28.40	.25
July 1 – September 30.37	.37
October 1 – December 31.38	.37
2015
January 2 – March 31.38	.38
April 1 – June 30.38	.38

These prices were obtained from the OTC Markets Group, Inc. (the “OTCMG”) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of registered or unregistered securities for the three fiscal years ended June 30, 2015.

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

With the exception that securities that were initially issued by an issuer that was not a shell company, securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph.

Section 4(a)(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, other than shares that were initially issued prior to our becoming a shell company, our shares of common stock cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.” Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(a)(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to our non-affiliates.

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended June 30, 2015, from the sale of registered securities.

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

When and if a business will commence or an acquisition made is presently unknown and will depend upon various factors, including but not limited to funding and its availability and if and when any potential acquisition may become available to us at terms acceptable to us.  The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and the legal process and could cost between $10,000 and $25,000.  These funds will either be required to be loaned by management or raised in private offerings; we cannot assure you that we can raise funds, if needed.

Liquidity and Capital Resources

We have no cash or cash equivalents on hand.  If additional funds are required, such funds may be advanced by management or stockholders as loans to us.  During the year ended June 30, 2015, expenses were paid by a principal stockholder in the amount of $20,165.  During the same period in 2014, additional expenses by a principal stockholder totaled $9,222.  The aggregate amount of $120,429 outstanding as of June 30, 2015, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Results of Operations

Other than maintaining our good corporate standing in the State of Nevada, paying and settling our debts and seeking the acquisition of assets, properties or businesses that may benefit  us and our stockholders, we have had no material business operations in the two most recent calendar years.

During the year ended June 30, 2015, we had a net loss of $30,994, resulting from operations.  During this same period ending June 30, 2014, we had a net loss of $22,794, also resulting from operations.  The increase in our net loss from June 30, 2014, to June 30, 2015, is due to an application and fees for the Company’s listing on the OTCQB of OTCMG and imputed interest expense on the related party loan.  Except as described above, we have received no revenues in either of our two most recent calendar years.  See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended June 30, 2015.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEAR LAKE RECREATION, INC.

FINANCIAL STATEMENTS

June 30, 2015

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bear Lake Recreation, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Bear Lake Recreation, Inc. as of June 30, 2015 and 2014 and the related statements of operations, stockholders’ deficit, and cash flows for years ended June 30, 2015 and 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Lake Recreation, Inc. at June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years ended June 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from inception through June 30, 2015. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

September 28, 2015

BEAR LAKE RECREATION, INC.
BALANCE SHEETS
June 30, 2015 and 2014

	6/30/2015	6/30/2014

ASSETS

Current Assets
Prepaid Expenses	$ 2,500	$ -
Total Current Assets	2,500	-
Total Assets	$ 2,500	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$ -	$ 1,550
Related Party Payable	120,429	100,264
Accrued Interest - Related Parties	44,750	29,871
Total Current Liabilities	165,179	131,685
Total Liabilities	165,179	131,685

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Common Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit	(246,757)	(215,763)
Total Stockholders' Deficit	(162,679)	(131,685)
Total Liabilities and Stockholders' Deficit	$ 2,500	$ -

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.
Statements of Operations
For the Years Ended June 30, 2015 and 2014

	For the Year	For the Year
	Ended	Ended
	June 30,	June 30,
	2015	2014

Revenues	$ -	$ -
Cost of Goods Sold	-	-
Gross Profit	-	-
General and Administrative Expenses	16,115	10,772
Net Loss from Operations	(16,115)	(10,772)

Other Income (Expense)
Related party interest expense	(14,879)	(12,022)
Total Other Income (Expense)	(14,879)	(12,022)
Net Loss Before Taxes	(30,994)	(22,794)
Provision for Income Taxes	-	-
Net Loss	$ (30,994)	$ (22,794)

Loss Per Share - Basic and Diluted	$ (0.02)	$ (0.02)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

Statement of Stockholders' Deficit

For the Years Ended June 30, 2015 and 2014

					Additional		Net
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit	Deficit
Balance, June 30, 2013	-	-	1,249,816	$ 1,250	$ 82,828	$ (192,969)	$ (108,891)
Net loss for the year ended June 30, 2014						(22,794)	(22,794)
Balance, June 30, 2014	-	-	1,249,816	$ 1,250	$ 82,828	$ (215,763)	$ (131,685)
Net Loss for the year ended June 30, 2015						(30,994)	(30,994)
Balance, June 30, 2015	-	-	1,249,816	$ 1,250	$ 82,828	$ (246,757)	$ (162,679)

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.
Statements of Cash Flows
For the Years Ended June 30, 2015 and 2014

	For the Year	For the Year
	Ended	Ended
	June 30,	June 30,
	2015	2014

Cash Flows From Operating Activities
Net Loss	$ (30,994)	$ (22,794)
Adjustments to reconcile net loss to
net cash provided by operating activities:
(Increase) / Decrease - Prepaid Expense	(2,500)
Increase / (Decrease) - Accounts Payable	(1,550)	1,550
Increase / (Decrease) - Related Party Payables	20,165	9,222
Increase in related party accrued interest	14,879	12,022
Net Cash From Operating Activities	-	-

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-

Cash Flows from Financing Activities
Net Cash From Financing Activities	-	-
Net Change In Cash	-	-
Beginning Cash Balance	-	-
Ending Cash Balance	$ -	$ -

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ -	$ -
Cash paid during the year for income taxes	$ -	$ -

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

Notes to Financial Statements

June 30, 2015

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

Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations. If the Company is not successful in these efforts, operations may cease or be curtailed.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  During the years ending June 30, 2015 and 2014 the Company did not have non-cash investing or financing activities.

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

We classify tax-related penalties and net interest on income taxes as income tax expense. As of June 30, 2015 and 2014, no income tax expense had been incurred.

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

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  The Company has no long-lived assets as of June 30, 2015 and 2014.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In August 2014, the FASB issued ASU No. 2014-15  Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern , which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. The update is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The impact on the Company’s financial statements of adopting ASU 2014-15 is currently being assessed by management.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statement.

NOTE 2 LIQUIDITY AND GOING CONCERN

The Company has sustained a loss from operations since inception of $246,757, and has had negative cash flows from operating activities during the period from inception [October 22, 1998] through June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTION

During the years ended June 30, 2015 and 2014, the Company borrowed $20,165 and $9,222, respectively from an investor to pay operating expenses.  The balance of the loan as of June 30, 2015 and 2014 is $120,429 and $100,264, respectively. The unsecured loan bears no interest and is due on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the fiscal years ended June 30, 2015 and 2014 totaled $14,879 and $12,022, respectively.

NOTE 4 INCOME TAXES

No provision has been made for income taxes in the financial statements because the Company has incurred net operating losses to be carried forward and is incorporated in the State of Nevada, which does not levy a Corporate Income Tax. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2015 are summarized below.

	Deductible
Deferred Tax Asset	Amount	Rate	Tax
Net Operating Loss Carryforward
Federal	231,878	34%	78,839
Temporary Differences
Related Party Interest	0	34%	0
Valuation Allowance			(78,839)
Deferred Tax Asset			$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.  The valuation allowance has increased $5,480, from $73,359, as of June 30, 2015.

The Company has the following operating loss carry forwards available at June 30, 2015:

Operating Losses
Expires	Amount
2019	$9,057
2020	6,828
2021	32,303
2022	26,635
2023	3,945
2024	6,207
2025	14,289
2026	8,906
2027	6,482
2028	6,716
2029	9,400
2030	7,668
2031	9,174
2032	9,513
2033	28,769
2034	-
2035	45,986
Total	$231,878

The effective tax rate for continuing operations differs from the statutory tax rate as follows:

	Years ended June 30,
	2015	2014
Federal Statutory Income Tax Rate	34%	15%
Non-deductible Expenses	(16%)	-
Valuation Allowance	(18%)	(15%)
Effective income tax rate	0%	0%

Uncertain Tax Positions

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for 2015 is presented in the table below:

Balance as of July 1, 2014	$0.00
Additions based on tax positions related to the current year	0.00
Reductions for tax positions of prior years	0.00
Reductions due to expiration of statute of limitations	0.00
Settlements with taxing authorities	0.00
Balance as of June 30, 2015	$0.00

All years prior to 2011 are closed by expiration of the statute of limitations.  The tax year ended June 30, 2012, closed by expiration of the statute of limitations in August 2015.  The years ended June 30, 2013, 2014 and 2015 are open for examination.

NOTE 5 OFFICE LEASE

The Company offices for 2015 were those of stockholder, Duane S. Jenson, and are provided at no cost.  The stockholder incurs no incremental costs in providing this office space to the Company.

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

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of June 30, 2015, our internal control over financial reporting was effective.

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

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Wayne Bassham	57	President & Director	March 2004
Derrick Albiston	36	Vice President & Director	March 2004
Todd Albiston	57	Secretary, Treasurer & Director	March 2004

Background and Business Experience

Wayne Bassham, our President is 57 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past twenty three years.

Derrick Albiston, our Vice President and director is 36 years of age. Mr. Albiston has been employed by Mckesson Medical Supplies, formerly Physician Sales and Service in Portland, OR during the past eight years. Mr. Albiston has a Bachelors degree from the University of Utah where he studied and worked in small to large film productions.

Todd Albiston, our Secretary/Treasurer is 57 years of age. Mr. Albiston has been employed as an account manager for Mckesson Medical Supplies, formerly Physician Sales and Service, Inc. for the past eleven years. For the preceding eighteen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company.

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

Compliance with Section 16(a) of the Exchange Act

Our common stock is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended June 30, 2015, the following were filed timely:

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended June 30, 2015, or 2014.  Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.  Stock awards were valued using the closing bid price for the period in question as obtained from the OTCMG. The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wayne Bassham	06/30/15	0	0	0	0	0	0	0	0
President,	06/30/14	0	0	0	0	0	0	0	0

Derrick Albiston	06/30/15	0	0	0	0	0	0	0	0
Vice President	06/30/14	0	0	0	0	0	0	0	0

Todd Albiston	06/30/15	0	0	0	0	0	0	0	0
Secretary/Treasurer	06/30/14	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended June 30, 2015.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any of our outstanding voting securities as of September 19, 2015.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,249,816 shares of common stock outstanding at that date.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the years ended June 30, 2015 and 2014, we borrowed $20,165 and $9,222, respectively from an investor to pay operating expenses.  The balance of the loan as of June 30, 2015 and 2014 is $120,429 and $100,264, respectively.  The unsecured loan bears no interest and is due on demand.  However, we impute interest on the loan at 10% per annum. Imputed interest expense on related party loans for the fiscal years ended June 30, 2015 and 2014 totaled $14,879 and $12,022, respectively.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2015, and 2014:

Fee Category	2015	2014
Audit Fees	$6,200	$6,200
Audit-related Fees	$0	$0
Tax Fees	$400	$400
All Other Fees	$0	$0
Total Fees	$6,600	$6,600

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended June 30, 2015 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Amended and Restated Articles of Incorporation[1]
3.2	Amended Bylaws[1]
14.1	Code of Ethics[2]
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002[3]
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002[3]
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[3]
101.INS[4]	XBRL Instance Document
101.SCH[4]	XBRL Taxonomy Extension Schema
101.CAL[4]	XBRL Taxonomy Extension Calculation Linkbase
101.DEF[4]	XBRL Taxonomy Extension Definition Linkbase
101.LAB[4]	XBRL Taxonomy Extension Label Linkbase
101.PRE[4]	XBRL Taxonomy Extension Presentation Linkbase

1As filed with our Form 10-KA for June 30, 2008, and incorporated herein by reference.

2Incorporated herein by reference.

3Filed herewith.

4XBRL information will be filed in a 10-K/A once technical difficulties with the SEC's EDGAR filing system are resolved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR LAKE RECREATION, INC.

Date:	September 28, 2015	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BEAR LAKE RECREATION, INC.

Date:	September 28, 2015	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Date:	September 28, 2015	By:	/s/Todd Albiston
Todd Albiston
Secretary, Treasurer and Director
Principal Financial Officer