Form 10-Q
period 2015-09-30
BEAR LAKE RECREATION INC
filed 2015-11-05
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 5, 2015
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

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

September 30, 2015

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

BEAR LAKE RECREATION, INC.
CONDENSED BALANCE SHEETS
September 30, 2015 and June 30, 2015
(Unaudited)

	9/30/2015	6/30/2015

ASSETS

Current Assets
Prepaid Expenses	$ 625	$ 2,500
Total Current Assets	625	2,500
Total Assets	$ 625	$ 2,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$ 4,201	$ -
Related Party Payable	121,204	120,429
Accrued Interest - Related Parties	48,931	44,750
Total Current Liabilities	174,336	165,179
Total Liabilities	174,336	165,179

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Common Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit	(257,789)	(246,757)
Total Stockholders' Deficit	(173,711)	(162,679)
Total Liabilities and Stockholders' Deficit	$ 625	$ 2,500

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Operations
For the Three Months Ended September 30, 2015 and 2014
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2015	2014

Revenues	$ -	$ -
Cost of Goods Sold	-	-
Gross Profit	-	-
General and Administrative Expenses	6,851	4,524
Net Loss from Operations	(6,851)	(4,524)

Other Income (Expense)
Related party interest expense	(4,181)	(3,334)
Total Other Income (Expense)	(4,181)	(3,334)
Net Loss Before Taxes	(11,032)	(7,858)
Provision for Income Taxes	-	-
Net Loss	$ (11,032)	$ (7,858)

Loss Per Share - Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Cash Flows
For the Three Months Ended September 30, 2015 and 2014
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2015	2014

Cash Flows From Operating Activities
Net Loss	$ (11,032)	$ (7,858)
Adjustments to reconcile net loss to
net cash provided by operating activities:
(Increase) / Decrease - Prepaid Expense	1,875	-
Increase / (Decrease) - Accounts Payable	4,201	2,550
Increase / (Decrease) - Related Party Payables	775	1,974
Increase in related party accrued interest	4,181	3,334
Net Cash From Operating Activities	-	-

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-

Cash Flows from Financing Activities
Net Cash From Financing Activities	-	-
Net Change In Cash	-	-
Beginning Cash Balance	-	-
Ending Cash Balance	$ -	$ -

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ -	$ -
Cash paid during the year for income taxes	$ -	$ -

See accompanying unaudited notes to condensed financial statements.

Bear Lake Recreation, Inc.

Notes to Condensed Financial Statements

September 30, 2015

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The results of operations for the period ended September 30, 2015, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $775 during the quarter. The balance due the shareholder is $121,204 as of September 30, 2015.  The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended September 30, 2015 and 2014 totaled $4,181 and $3,334, respectively.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2014, the FASB issued ASU No. 2014-15 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. The update is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The impact on the Company’s financial statements of adopting ASU 2014-15 is currently being assessed by management.

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

Our common stock currently trades on the OTC Markets Pink Sheets under the symbol BLKE.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

We had no operations during the quarterly period ended September 30, 2015, nor do we have operations as of the date of this filing.  General and administrative expenses were $6,851 for the September 30, 2015, period, compared to $4,524 for the September 30, 2014, period. General and administrative expenses for the three months ended September 30, 2015, were comprised mainly of accounting, OTCMarkets QB listing and other office fees. We had a net loss of $11,032 for the September 30, 2015, period, compared to a net loss of $7,858 for the September 30, 2014, period.  The increase was mainly attributable to an increase in interest expense and OTC Markets QB listing.  We do not intend on renewing the QB listing which expired on October 30, 2015.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at September 30, 2015. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended September 30, 2015 and 2014, expenses were paid by a principal shareholder in the amount of $775, and $1,974 respectively. The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended September 30, 2015, and 2014, totaled $4,181 and $3,334, respectively.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Off-balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

BEAR LAKE RECREATION, INC.

(Issuer)

Date:	November 5, 2015	By:	/s/Wayne Bassham
Wayne Bassham, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 5, 2015	By:	/s/Todd Albiston
Todd Albiston, Principal Financial Officer