Form 10-Q
period 2015-12-31
BEAR LAKE RECREATION INC
filed 2016-01-22
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 21, 2016
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

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

December 31, 2015

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

BEAR LAKE RECREATION, INC.
CONDENSED BALANCE SHEETS
December 31, 2015 and June 30, 2015
(Unaudited)

	12/31/2015	6/30/2015

ASSETS

Current Assets
Prepaid Expenses	$ -	$ 2,500
Total Current Assets	-	2,500
Total Assets	$ -	$ 2,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$ -	$ -
Related Party Payable	127,197	120,429
Accrued Interest - Related Parties	53,371	44,750
Total Current Liabilities	180,568	165,179
Total Liabilities	180,568	165,179

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares
issued and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit	(264,646)	(246,757)
Total Stockholders' Deficit	(180,568)	(162,679)
Total Liabilities and Stockholders' Deficit	$ -	$ 2,500

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Operations
For the Three and Six Months Ended December 31, 2015 and 2014
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014

Revenues	$ -	$ -	$ -	$ -
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-
General and Administrative Expenses	2,417	3,857	9,268	8,381
Net Loss from Operations	(2,417)	(3,857)	(9,268)	(8,381)

Other Income (Expense)
Related party interest expense	(4,440)	(3,676)	(8,621)	(7,010)
Total Other Income (Expense)	(4,440)	(3,676)	(8,621)	(7,010)
Net Loss Before Taxes	(6,857)	(7,533)	(17,889)	(15,391)
Provision for Income Taxes	-	-	-	-
Net Loss	$ (6,857)	$ (7,533)	$ (17,889)	$ (15,391)

Loss Per Share - Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	1,249,816	1,249,816

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Cash Flows
For the Six Months Ended December 31, 2015 and 2014
(Unaudited)
	For the	For the
	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2015	2014

Cash Flows From Operating Activities
Net Loss	$ (17,889)	$ (15,391)
Adjustments to reconcile net loss to
net cash provided by operating activities:
(Increase) / Decrease - Prepaid Expense	2,500	(6,250)
Increase / (Decrease) - Accounts Payable	-	(1,550)
Increase / (Decrease) - Related Party Payables	6,768	16,181
Increase in related party accrued interest	8,621	7,010
Net Cash From Operating Activities	-	-

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-

Cash Flows from Financing Activities
Net Cash From Financing Activities	-	-
Net Change In Cash	-	-
Beginning Cash Balance	-	-
Ending Cash Balance	$ -	$ -

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ -	$ -
Cash paid during the year for income taxes	$ -	$ -

See accompanying unaudited notes to condensed financial statements.

Bear Lake Recreation, Inc.

Notes to Condensed Financial Statements

December 31, 2015

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The results of operations for the period ended December 31, 2015, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $6,768 for the six months ended December 31, 2015. The balance due the shareholder is $127,197 as of December 31, 2015.  The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended December 31, 2015 and 2014 totaled $4,440 and $3,676, respectively.  Imputed interest expense on related party loans for the six-month periods ended December 31, 2015 and 2014 totaled $8,621 and $7,010, respectively.

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

Results of Operations

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

We had no operations during the quarterly period ended December 31, 2015, nor do we have operations as of the date of this filing.  General and administrative expenses were $2,417 for the December 31, 2015, period, compared to $3,857 for the December 31, 2014, period. General and administrative expenses for the three months ended December 31, 2015, were comprised mainly of accounting and the amortization of the remaining prepaid expense related to an annual listing on the OTCMarkets QB tier, along with other office fees. We had a net loss of $6,857 for the December 31, 2015, period, compared to a net loss of $7,533 for the December 31, 2014, period.  The decrease was mainly attributable to the reduced amortization of prepaid expenses for the QB listing which was one and two months for the quarters ended December 31, 2015 and 2014, respectively.  We did not renew the QB listing which expired on October 30, 2015.

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

We had no operations during the six-month period ended December 31, 2015, nor do we have operations as of the date of this filing. General and administrative expenses were $9,268 for the December 31, 2015 period, compared to $8,381 for the December 31, 2014, period. General and administrative expenses for the six months ended December 31, 2015, were comprised mainly of accounting and the amortization of prepaid expense related to an annual listing on the OTCMarkets QB tier, along with other office fees. We had a net loss of $17,889 for the December 31, 2015, period compared to a net loss of $15,391 for the December 31, 2014, period. The increase was mainly attributable to the application and listing on the OTCMarkets QB which was expensed for four months in 2015 and two months in 2014.  We did not renew the listing which expired on October 30, 2015.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at December 31, 2015. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended December 31, 2015, expenses and payables were paid by a principal shareholder in the amount of $5,993 and during the quarterly period ended December 31, 2014, additional expenses paid by a principal shareholder totaled $14,207 which was inclusive of the prepaid expense of the OTCMarkets QB listing. The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended December 31, 2015, and 2014, totaled $4,440 and $3,676, respectively.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

BEAR LAKE RECREATION, INC.

(Issuer)

Date:	January 22, 2016	By:	/s/Wayne Bassham
Wayne Bassham, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	January 22, 2016	By:	/s/Todd Albiston
Todd Albiston, Principal Financial Officer