Form 10-Q
period 2016-03-31
BEAR LAKE RECREATION INC
filed 2016-05-10
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 9, 2016
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

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

March 31, 2016

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

BEAR LAKE RECREATION, INC.
CONDENSED BALANCE SHEETS
March 31, 2016 and June 30, 2015
(Unaudited)

	3/31/2016	6/30/2015

ASSETS

Current Assets
Prepaid Expenses	$ -	$ 2,500
Total Current Assets	-	2,500
Total Assets	$ -	$ 2,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$ -	$ -
Related Party Payable	129,339	120,429
Accrued Interest - Related Parties	57,946	44,750
Total Current Liabilities	187,285	165,179
Total Liabilities	187,285	165,179

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Capital Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares
issued and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit	(271,363)	(246,757)
Total Stockholders' Deficit	(187,285)	(162,679)
Total Liabilities and Stockholders' Deficit	$ -	$ 2,500

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Operations
For the Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015

Revenues	$ -	$ -	$ -	$ -
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-
General and Administrative Expenses	2,142	4,117	11,410	12,498
Net Loss from Operations	(2,142)	(4,117)	(11,410)	(12,498)

Other Income (Expense)
Related party interest expense	(4,575)	(3,840)	(13,196)	(10,850)
Total Other Income (Expense)	(4,575)	(3,840)	(13,196)	(10,850)
Net Loss Before Taxes	(6,717)	(7,957)	(24,606)	(23,348)
Provision for Income Taxes	-	-	-	-
Net Loss	$ (6,717)	$ (7,957)	$ (24,606)	$ (23,348)

Loss Per Share - Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	1,249,816	1,249,816

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Cash Flows
For the Nine Months Ended March 31, 2016 and 2015
(Unaudited)
	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2016	2015

Cash Flows From Operating Activities
Net Loss	$ (24,606)	$ (23,348)
Adjustments to reconcile net loss to
net cash provided by operating activities:
(Increase) / Decrease - Prepaid Expense	2,500	(4,375)
Increase / (Decrease) - Accounts Payable	-	(1,550)
Increase / (Decrease) - Related Party Payables	8,910	18,423
Increase in related party accrued interest	13,196	10,850
Net Cash From Operating Activities	-	-

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-

Cash Flows from Financing Activities
Net Cash From Financing Activities	-	-
Net Change In Cash	-	-
Beginning Cash Balance	-	-
Ending Cash Balance	$ -	$ -

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ -	$ -
Cash paid during the year for income taxes	$ -	$ -

See accompanying unaudited notes to condensed financial statements.

Bear Lake Recreation, Inc.

Notes to Condensed Financial Statements

March 31, 2016

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The results of operations for the period ended March 31, 2016, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by a shareholder in the amount of $8,910 for the Nine months ended March 31, 2016. The balance due the shareholder is $129,339 as of March 31, 2016.  The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand.  However, the Company imputes interest on the loan at 10% per annum. Imputed interest expense on related party loans for the three-month periods ended March 31, 2016 and 2015 totaled $4,575 and $3,840, respectively.  Imputed interest expense on related party loans for the Nine-month periods ended March 31, 2016 and 2015 totaled $13,196 and $10,850, respectively.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

We had no operations during the quarterly period ended March 31, 2016, nor do we have operations as of the date of this filing. General and administrative expenses were $2,142 for the March 31, 2016, period, compared to $4,117 for the March 31, 2015, period. General and administrative expenses for the three months ended March 31, 2016, were comprised mainly of accounting and Edgar filing expenses along with other office fees. We had a net loss of $6,717 for the March 31, 2016, period, compared to a net loss of $7,957 for the March 31, 2015, period.  The decrease was mainly attributable to the elimination of the amortization of prepaid expenses for the QB listing for the quarter ended March 31, 2016 and was $1,875 for the quarters ended March 31, 2015. We did not renew the QB listing which expired on October 30, 2015.

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

We had no operations during the nine-month period ended March 31, 2016, nor do we have operations as of the date of this filing. General and administrative expenses were $11,410 for the March 31, 2016 period, compared to $12,498 for the March 31, 2015, period. General and administrative expenses for the nine months ended March 31, 2016, were comprised mainly of accounting and Edgar filing expenses along with other office fees. We had a net loss of $24,606 for the March 31, 2016, period compared to a net loss of $23,348 for the March 31, 2015, period. The increase was mainly attributable to related party interest expense.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at March 31, 2016. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended March 31, 2016, expenses and payables were paid by a principal shareholder in the amount of $2,142 and during the quarterly period ended March 31, 2015, additional expenses paid by a principal shareholder totaled $4,117 which was inclusive of the prepaid expense of the OTCMarkets QB listing. The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended March 31, 2016, and 2015, totaled $4,575 and $3,840, respectively.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

BEAR LAKE RECREATION, INC.

(Issuer)

Date:	May 10, 2016	By:	/s/Wayne Bassham
Wayne Bassham, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 10, 2016	By:	/s/Todd Albiston
Todd Albiston, Principal Financial Officer