Form 10-K
period 2016-06-30
BEAR LAKE RECREATION INC
filed 2016-09-26
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2016

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

The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.38) on December 31, 2015, as quoted on the OTC Pink Sheets of the Financial Industry Regulatory Authority (“FINRA”). There were 392,668 shares of common voting stock held by non-affiliates, valued in the aggregate at $149,213.

Outstanding Shares

As of September 15, 2016, the Registrant had 1,249,816 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

FORWARD-LOOKING STATEMENTS

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

•

Issued our three directors and executive officers a total of approximately 428,574 (approximately 142,857 shares each, to Todd L. Albiston, Wayne Bassham and Derrick Albiston) for services valued at an aggregate consideration of $1,500 in September, 2004.

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

We have had no material business operations since 2002, when we began the search for the acquisition of assets, property or business that may benefit us and our stockholders.

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

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desire to utilize us as a means of going public.

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

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a reorganization, merger or acquisition, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders.  There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation.  Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or 12 months after we file the “Form 10 Information” about the acquired company with the SEC as now required by Form 8-K. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finders or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our stockholders retain following any such transaction, by reason of the increased expense.

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

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company’s Competitive Position in the Industry and Methods of Competition

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

We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” prior to such time if we have more than $1 billion in annual revenue, more than $700 million in market value of our common stock is held by non- “affiliates” or we issue more than $1 billion of non-convertible debt over a three-year period.

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

Number of Total Employees and Number of Full-Time Employees

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

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the OTC Pink Sheets on December 13, 2005, under the symbol “BLKR”.  On October 23, 2006, in conjunction with the reverse split, FINRA changed our trading symbol, “BLKR,” to “BLKE.”  There is currently no established trading market for shares of our common stock.  Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTCQB, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing Bid
High	Low
2014
January 2 – March 29.55	.25
April 1 – June 28.40	.25
July 1 – September 30.37	.37
October 1 – December 31.38	.37
2015
January 2 – March 31.38	.38
April 1 – June 30.38	.38
July 1 – September 30.38	.38
October 1 – December 31.38	.38
2016
January 2 – March 31 April 1 – June 30.38	.38
.38	.38

These prices were obtained from the OTC Markets Group, Inc. (the “OTCMG”) and do not necessarily reflect actual transactions, retail markups, markdowns or commissions.

Holders

We currently have approximately 65 stockholders, not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of registered or unregistered securities for the three fiscal years ended June 30, 2016.

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

Either:

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

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended June 30, 2016, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no cash or cash equivalents on hand.  If additional funds are required, such funds may be advanced by management or stockholders as loans to us.  During the year ended June 30, 2016, expenses were paid by a principal stockholder in the amount of $10,663.  During the same period in 2015, additional expenses by a principal stockholder totaled $20,165.  The aggregate amount of $131,092 outstanding as of June 30, 2016, is unsecured and is due on demand.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Results of Operations

Other than maintaining our good corporate standing in the State of Nevada, paying and settling our debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

During the year ended June 30, 2016, we had a net loss of $31,084, resulting from operations.  During this same period ending June 30, 2015, we had a net loss of $30,994, also resulting from operations.  The increase in our net loss from June 30, 2015 to June 30, 2016, is due to imputed interest expense on the related party loan.  Except as described above, we have received no revenues in either of our two most recent calendar years.  See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended June 30, 2016.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEAR LAKE RECREATION, INC.

FINANCIAL STATEMENTS

June 30, 2016

TABLE OF CONTENTS

Heaton & Company, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Bear Lake Recreation, Inc.

We have audited the accompanying balance sheet of Bear Lake Recreation, Inc. (the Company) as of June 30, 2016, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Lake Recreation, Inc. as of June 30, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC

Farmington, Utah

September 19, 2016

Report of Independent Registered Public Accounting Firm (2)

The Board of Directors and Shareholders

Bear Lake Recreation, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Bear Lake Recreation, Inc. (the “Company”) as of June 30, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Lake Recreation, Inc. at June 30, 2015, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

September 28, 2015

BEAR LAKE RECREATION, INC.
BALANCE SHEETS
June 30, 2016 and 2015

	6/30/2016	6/30/2015

ASSETS

Current Assets
Prepaid Expenses	$ -	$ 2,500
Total Current Assets	-	2,500
Total Assets	$ -	$ 2,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$ -	$ -
Related Party Payable	131,092	120,429
Accrued Interest - Related Parties	62,671	44,750
Total Current Liabilities	193,763	165,179
Total Liabilities	193,763	165,179

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Common Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit	(277,841)	(246,757)
Total Stockholders' Deficit	(193,763)	(162,679)
Total Liabilities and Stockholders' Deficit	$ -	$ 2,500

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.
Statements of Operations
For the Years Ended June 30, 2016 and 2015

	For the Year	For the Year
	Ended	Ended
	June 30,	June 30,
	2016	2015

Revenues	$ -	$ -
Cost of Goods Sold	-	-
Gross Profit	-	-
General and Administrative Expenses	13,163	16,115
Net Loss from Operations	(13,163)	(16,115)

Other Income (Expense)
Related party interest expense	(17,921)	(14,879)
Total Other Income (Expense)	(17,921)	(14,879)
Net Loss Before Taxes	(31,084)	(30,994)
Provision for Income Taxes	-	-
Net Loss	$ (31,084)	$ (30,994)

Loss Per Share - Basic and Diluted	$ (0.02)	$ (0.02)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

Statement of Stockholders' Deficit

For the Years Ended June 30, 2016 and 2015

					Additional		Total
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit	Deficit
Balance, June 30, 2014	-	-	1,249,816	$ 1,250	$ 82,828	$ (215,763)	$ (131,685)
Net loss for the year ended June 30, 2015						(30,994)	(30,994)
Balance, June 30, 2015	-	-	1,249,816	$ 1,250	$ 82,828	$ (246,757)	$ (162,679)
Net Loss for the year ended June 30, 2016						(31,084)	(31,084)
Balance, June 30, 2016	-	-	1,249,816	$ 1,250	$ 82,828	$ (277,841)	$ (193,763)

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.
Statements of Cash Flows
For the Years Ended June 30, 2016 and 2015

	For the Year	For the Year
	Ended	Ended
	June 30,	June 30,
	2016	2015

Cash Flows From Operating Activities
Net Loss	$ (31,084)	$ (30,994)
Adjustments to reconcile net loss to
net cash provided by operating activities:
(Increase) / Decrease - Prepaid Expense	2,500	(2,500)
Increase / (Decrease) - Accounts Payable	-	(1,550)
Increase / (Decrease) - Related Party Payables	10,663	20,165
Increase in related party accrued interest	17,921	14,879
Net Cash From Operating Activities	-	-

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-

Cash Flows from Financing Activities
Net Cash From Financing Activities	-	-
Net Change In Cash	-	-
Beginning Cash Balance	-	-
Ending Cash Balance	$ -	$ -

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ -	$ -
Cash paid during the year for income taxes	$ -	$ -

See accompanying notes to financial statements.

BEAR LAKE RECREATION, INC.

Notes to Financial Statements

June 30, 2016

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  During the years ending June 30, 2016 and 2015 the Company did not have non-cash investing or financing activities.

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

We classify tax-related penalties and net interest on income taxes as income tax expense. As of June 30, 2016 and 2015, no income tax expense had been incurred.

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

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  The Company has no long-lived assets as of June 30, 2016 and 2015.

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

(g) Revenue Recognition

The Company shall recognize revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.”  SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Accordingly, the Company shall recognize revenues when earned which shall be as products or services are delivered to customers. The Company shall also record accounts receivable for revenue earned but not yet collected. An allowance for bad debts shall be provided based on estimated losses. For revenue received in advance of service the Company shall record a current liability as deferred revenue until the earnings process is complete.

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

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the Company’s financial statements.

NOTE 2 LIQUIDITY AND GOING CONCERN

The Company has sustained a loss from operations since inception of $277,841, and has had negative cash flows from operating activities during the period from inception [October 22, 1998] through June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTION

During the years ended June 30, 2016 and 2015, the Company borrowed $10,663 and $20,165, respectively from an investor to pay operating expenses.  The balance of the loan as of June 30, 2016 and 2015 is $131,092 and $120,429, respectively. The unsecured loan bears no interest and is due on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the fiscal years ended June 30, 2016 and 2015 totaled $17,921 and $14,879, respectively.

NOTE 4 INCOME TAXES

No provision has been made for income taxes in the financial statements because the Company has incurred net operating losses to be carried forward and is incorporated in the State of Nevada, which does not levy a Corporate Income Tax. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2016 are summarized below.

	Deductible
Deferred Tax Asset	Amount	Rate	Tax
Net Operating Loss Carryforward
Federal	215,170	34%	73,158
Temporary Differences
Related Party Interest	62,671	34%	21,308
Valuation Allowance			(94,466)
Deferred Tax Asset		$

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.  The valuation allowance has increased $10,569, from $83,897, as of June 30, 2016.

The Company has operating loss carry forwards available at June 30, 2016 totaling $215,170 which will begin to expire in the year 2019.

The effective tax rate for continuing operations differs from the statutory tax rate as follows:

	Years ended June 30,
	2016	2015
Federal Statutory Income Tax Rate	34%	34%
Non-deductible Expenses	(16%)	(16%)
Valuation Allowance	(18%)	(18%)
Effective income tax rate	0%	0%

Uncertain Tax Positions

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for 2016 is presented in the table below:

Balance as of July 1, 2015	$0.00
Additions based on tax positions related to the current year	0.00
Reductions for tax positions of prior years	0.00
Reductions due to expiration of statute of limitations	0.00
Settlements with taxing authorities	0.00
Balance as of June 30, 2016	$0.00

All years prior to 2012 are closed by expiration of the statute of limitations.  The tax year ended June 30, 2013, closed by expiration of the statute of limitations in August 2016.  The years ended June 30, 2014, 2015 and 2016 are open for examination.

NOTE 5 OFFICE LEASE

The Company’s offices for 2016 were those of stockholder, Duane S. Jenson, and are provided at no cost.  The stockholder incurs no incremental costs in providing this office space to the Company.

NOTE 6 SUBSEQUENT EVENTS

None; not applicable.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of June 30, 2016, our internal control over financial reporting was effective.

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

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Wayne Bassham	58	President & Director	March 2004
Derrick Albiston	37	Vice President & Director	March 2004
Todd Albiston	58	Secretary, Treasurer & Director	March 2004

Background and Business Experience

Wayne Bassham, our President is 58 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past twenty-four years.

Derrick Albiston, our Vice President and director is 37 years of age. Mr. Albiston has been employed by Mckesson Medical Supplies, formerly Physician Sales and Service in Portland, OR during the past nine years. Mr. Albiston has a Bachelors degree from the University of Utah where he studied and worked in small to large film productions.

Todd Albiston, our Secretary/Treasurer is 58 years of age. Mr. Albiston has been employed as an account manager for Mckesson Medical Supplies, formerly Physician Sales and Service, Inc. for the past twelve years. For the preceding eighteen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company.

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

Compliance with Section 16(a) of the Exchange Act

Our common stock is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended June 30, 2016, the following were filed timely:

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended June 30, 2016, or 2015.  Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.  The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wayne Bassham	06/30/16	0	0	0	0	0	0	0	0
President,	06/30/15	0	0	0	0	0	0	0	0

Derrick Albiston	06/30/16	0	0	0	0	0	0	0	0
Vice President	06/30/15	0	0	0	0	0	0	0	0

Todd Albiston	06/30/16	0	0	0	0	0	0	0	0
Secretary/Treasurer	06/30/15	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended June 30, 2016.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any of our outstanding voting securities as of September 19, 2016.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,249,816 shares of common stock outstanding at that date.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the years ended June 30, 2016 and 2015, we borrowed $10,663 and $20,165, respectively from an investor to pay operating expenses.  The balance of the loan as of June 30, 2016 and 2015 is $131,092 and $120,429, respectively.  The unsecured loan bears no interest and is due on demand.  However, we impute interest on the loan at 10% per annum. Imputed interest expense on related party loans for the fiscal years ended June 30, 2016 and 2015 totaled $17,921 and $14,879, respectively.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2016, and 2015:

Fee Category	2016	2015
Audit Fees	$6,200	$6,200
Audit-related Fees	$0	$0
Tax Fees	$400	$400
All Other Fees	$0	$0
Total Fees	$6,600	$6,600

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended June 30, 2016 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Amended and Restated Articles of Incorporation[1]
3.2	Amended Bylaws[1]
14.1	Code of Ethics[2]
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002[3]
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002[3]
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[3]
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

1As filed with our Form 10-KA for June 30, 2008, and incorporated herein by reference.

2Incorporated herein by reference.

3Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR LAKE RECREATION, INC.

Date:	September 26, 2016	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BEAR LAKE RECREATION, INC.

Date:	September 26, 2016	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Date:	September 26, 2016	By:	/s/Todd Albiston
Todd Albiston
Secretary, Treasurer and Director
Principal Financial Officer