Form 10-Q
period 2016-09-30
BEAR LAKE RECREATION INC
filed 2016-11-10
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-49671

BEAR LAKE RECREATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0620495
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1914 East 9400 South, #232

Sandy, Utah 84093

(Address of Principal Executive Offices)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah 84117

(Previous Address of Principal Executive Offices)

(801) 577-0541

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 10, 2016
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

FORWARD-LOOKING STATEMENTS

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

September 30, 2016

C O N T E N T S

Condensed Balance Sheets (unaudited)	3
Condensed Statements of Operations (unaudited)	4
Condensed Statements of Cash Flows (unaudited)	5
Notes to Condensed Financial Statements (unaudited)	6

BEAR LAKE RECREATION, INC.
CONDENSED BALANCE SHEETS
September 30, 2016 and June 30, 2016

	9/30/2016	6/30/2016
	(Unaudited)
ASSETS

Current Assets
Total Current Assets	-	-
Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$ -	$ -
Related Party Payable	137,320	131,092
Accrued Interest - Related Parties	67,622	62,671
Total Current Liabilities	204,942	193,763
Total Liabilities	204,942	193,763

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Common Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit	(289,020)	(277,841)
Total Stockholders' Deficit	(204,942)	(193,763)
Total Liabilities and Stockholders' Deficit	$ -	$ -

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Operations
For the Three Months Ended Septebmer 30, 2016 and 2015
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2016	2015

Revenues	$ -	$ -
Cost of Goods Sold	-	-
Gross Profit	-	-
General and Administrative Expenses	6,228	6,851
Net Loss from Operations	(6,228)	(6,851)

Other Income (Expense)
Related party interest expense	(4,951)	(4,181)
Total Other Income (Expense)	(4,951)	(4,181)
Net Loss Before Taxes	(11,179)	(11,032)
Provision for Income Taxes	-	-
Net Loss	$ (11,179)	$ (11,032)

Loss Per Share - Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Cash Flows
For the Three Months Ended Septebmer 30, 2016 and 2015
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2016	2015

Cash Flows From Operating Activities
Net Loss	$ (11,179)	$ (11,032)
Adjustments to reconcile net loss to
net cash provided by operating activities:
(Increase) / Decrease - Prepaid Expense	-	1,875
Increase / (Decrease) - Accounts Payable	-	4,201
Increase / (Decrease) - Related Party Payables	6,228	775
Increase in related party accrued interest	4,951	4,181
Net Cash From Operating Activities	-	-

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-

Cash Flows from Financing Activities
Net Cash From Financing Activities	-	-
Net Change In Cash	-	-
Beginning Cash Balance	-	-
Ending Cash Balance	$ -	$ -

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ -	$ -
Cash paid during the year for income taxes	$ -	$ -

See accompanying unaudited notes to condensed financial statements.

Bear Lake Recreation, Inc.

Notes to Condensed Financial Statements

September 30, 2016

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. The results of operations for the period ended September 30, 2016, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by shareholders in the amount of $6,228 for the three months ended September 30, 2016. The balance due to shareholders is $137,320 and $131,092 as of September 30, 2016 and June 30, 2016, respectively.  The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended September 30, 2016 and 2015 totaled $4,951 and $4,181, respectively.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. Early adoption is permitted. The Company is in the process of evaluating the impact of this guidance on our financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 5 SUBSEQUENT EVENTS

For purposes of these financial statements and all disclosures, subsequent events were evaluated through the date the financial statements were issued.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

We had no operations during the quarterly period ended September 30, 2016, nor do we have operations as of the date of this filing.  General and administrative expenses were $6,228 for the September 30, 2016, period, compared to $6,851 for the September 30, 2015, period. General and administrative expenses for the three months ended September 30, 2016, were comprised mainly of accounting and Edgar filing expenses, along with other office fees. We had a net loss of $11,179 for the September 30, 2016, period, compared to a net loss of $11,032 for the September 30, 2015, period.  The increase was mainly attributable to an increase in interest expense.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at September 30, 2016. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended September 30, 2016, expenses and payables were paid by shareholders in the amount of $6,228, and during the quarterly period ended September 30, 2015, additional expenses paid by a principal shareholder totaled $775. The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended September 30, 2016 and 2015, totaled $4,951 and $4,181, respectively.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

BEAR LAKE RECREATION, INC.

(Registrant)

Date:	November 10, 2016	By:	/s/Wayne Bassham
Wayne Bassham, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 10, 2016	By:	/s/Todd Albiston
Todd Albiston, Principal Financial Officer