Form 10-Q
period 2016-12-31
BEAR LAKE RECREATION INC
filed 2017-02-10
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 10, 2017
Common Capital Voting Stock, $0.001 par value per share	1,249,816 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

December 31, 2016

C O N T E N T S

Condensed Balance Sheets (unaudited)	3
Condensed Statements of Operations (unaudited)	4
Condensed Statements of Cash Flows (unaudited)	5
Notes to Condensed Financial Statements (unaudited)	6

BEAR LAKE RECREATION, INC.
CONDENSED BALANCE SHEETS
December 31, 2016 and June 30, 2016

	12/31/2016	6/30/2016
	(Unaudited)
ASSETS

Current Assets
Total Current Assets	$ -	$ -
Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$ 15	$ -
Related Party Payable	139,797	131,092
Accrued Interest - Related Parties	72,866	62,671
Total Current Liabilities	212,678	193,763
Total Liabilities	212,678	193,763

Stockholders' Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Common Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit	(296,756)	(277,841)
Total Stockholders' Deficit	(212,678)	(193,763)
Total Liabilities and Stockholders' Deficit	$ -	$ -

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Operations
For the Three and Six Months Ended December 31, 2016 and 2015
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015

Revenues	$ -	$ -	$ -	$ -
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-
General and Administrative Expenses	2,492	2,417	8,720	9,268
Net Loss from Operations	(2,492)	(2,417)	(8,720)	(9,268)

Other Income (Expense)
Related party interest expense	(5,244)	(4,440)	(10,195)	(8,621)
Total Other Income (Expense)	(5,244)	(4,440)	(10,195)	(8,621)
Net Loss Before Taxes	(7,736)	(6,857)	(18,915)	(17,889)
Provision for Income Taxes	-	-	-	-
Net Loss	$ (7,736)	$ (6,857)	$ (18,915)	$ (17,889)

Loss Per Share - Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	1,249,816	1,249,816

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Cash Flows
For the Six Months Ended December 31, 2016 and 2015
(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2016	2015

Cash Flows From Operating Activities
Net Loss	$ (18,915)	$ (17,889)
Adjustments to reconcile net loss to
net cash provided by operating activities:
(Increase) / Decrease - Prepaid Expense	-	2,500
Increase / (Decrease) - Accounts Payable	15	-
Increase / (Decrease) - Related Party Payables	8,705	6,768
Increase in related party accrued interest	10,195	8,621
Net Cash From Operating Activities	-	-

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-

Cash Flows from Financing Activities
Net Cash From Financing Activities	-	-
Net Change In Cash	-	-
Beginning Cash Balance	-	-
Ending Cash Balance	$ -	$ -

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ -	$ -
Cash paid during the year for income taxes	$ -	$ -

See accompanying unaudited notes to condensed financial statements.

Bear Lake Recreation, Inc.

Notes to Condensed Financial Statements

December 31, 2016

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. The results of operations for the period ended December 31, 2016, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid in its behalf by shareholders in the amount of $8,705 for the six months ended December 31, 2016. The balance due to shareholders is $139,797 and $131,092 as of December 31, 2016, and June 30, 2016, respectively.  The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the six-month periods ended December 31, 2016, and 2015 totaled $10,195 and $8,621, respectively.

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

NOTE 5 SUBSEQUENT EVENTS

For purposes of these financial statements and all disclosures, subsequent events were evaluated through the date the financial statements were issued and there were no additional subsequent events to disclose.

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

Our common stock currently trades on the OTC Market Link under the symbol “BLKE.”

Results of Operations

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

We had no operations during the quarterly period ended December 31, 2016, nor do we have operations as of the date of this filing. General and administrative expenses were $2,492 for the December 31, 2016, period, compared to $2,417 for the December 31, 2015, period. General and administrative expenses for the three months ended December 31, 2016, were comprised mainly of accounting and Edgar filing expenses, along with other office fees. We had a net loss of $7,736 for the December 31, 2016, period, compared to a net loss of $6,857 for the December 31, 2015, period.  The increase was mainly attributable to an increase in interest expense.

Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

We had no operations during the six-month period ended December 31, 2016, nor do we have operations as of the date of this filing.  General and administrative expenses were $8,720 for the December 31, 2016, period, compared to $9,268 for the December 31, 2015, period. General and administrative expenses for the six-month periods ended December 31, 2016, were comprised mainly of accounting and Edgar filing expenses, along with other office fees. We had a net loss of $18,915 for the December 31, 2016, period, compared to a net loss of $17,889 for the December 31, 2015, period.  The increase was mainly attributable to an increase in interest expense.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at December 31, 2016. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended December 31, 2016, expenses and payables were paid by shareholders in the amount of $2,477, and during the quarterly period ended December 31, 2015, additional expenses paid by a principal shareholder totaled $5,993. The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended December 31, 2016, and December 31, 2015, totaled $5,244 and $4,440, respectively. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

BEAR LAKE RECREATION, INC.

(Registrant)

Date:	February 10, 2017	By:	/s/Wayne Bassham
Wayne Bassham, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 10, 2017	By:	/s/Todd Albiston
Todd Albiston, Principal Financial Officer