Form 10-Q
period 2017-03-31
BEAR LAKE RECREATION INC
filed 2017-05-18
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-49671

BEAR LAKE RECREATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0620495
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

3 West Hill Place

Boston, MA 02110

(Address of Principal Executive Offices)

(617) 856-8995

(Registrant’s Telephone Number, Including Area Code)

8867 South Capella Way, Sandy, Utah 84117

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer   ☐

Accelerated filer                    ☐

Non-accelerated filer      ☐

Smaller reporting company   ☒

                                                                                                Emerging growth company   ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2017
Common Capital Voting Stock, $0.001 par value per share	3,500,000 shares

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Financial Statements and Notes to Financial Statements contained herein may contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

March 31, 2017

C O N T E N T S

Condensed Balance Sheets (unaudited)	3
Condensed Statements of Operations (unaudited)	4
Condensed Statements of Cash Flows (unaudited)	5
Notes to Condensed Financial Statements (unaudited)	6

BEAR LAKE RECREATION, INC.
CONDENSED BALANCE SHEETS
March 31, 2017 and June 30, 2016

	3/31/2017	6/30/2016
	(Unaudited)
ASSETS

Current Assets
Total Current Assets	-	-
Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts Payable	$ 15	$ -
Related Party Payable	141,989	131,092
Accrued Interest - Related Parties	78,179	62,671
Total Current Liabilities	220,183	193,763
Total Liabilities	220,183	193,763

Stockholders’ Deficit
Preferred Stock -- 5,000,000 shares authorized having a
par value of $.001 per share; 0 shares issued
and outstanding	-	-
Common Stock -- 50,000,000 shares authorized having a
par value of $.001 per share; 1,249,816 shares issued
and outstanding	1,250	1,250
Additional Paid-in Capital	82,828	82,828
Accumulated Deficit	(304,261)	(277,841)
Total Stockholders’ Deficit	(220,183)	(193,763)
Total Liabilities and Stockholders’ Deficit	$ -	$ -

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Operations
For the Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016	For the Nine Months Ended March 31, 2017	For the Nine Months Ended March 31, 2016

Revenues	$ -	$ -	$ -	$ -
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-
General and Administrative Expenses	2,192	2,142	10,912	11,410
Net Loss from Operations	(2,192)	(2,142)	(10,912)	(11,410)

Other Income (Expense)
Related party interest expense	(5,313)	(4,575)	(15,508)	(13,196)
Total Other Income (Expense)	(5,313)	(4,575)	(15,508)	(13,196)
Net Loss Before Taxes	(7,505)	(6,717)	(26,420)	(24,606)
Provision for Income Taxes	-	-	-	-
Net Loss	$ (7,505)	$ (6,717)	$ (26,420)	$ (24,606)

Loss Per Share - Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted Average Shares Outstanding -
Basic and Diluted	1,249,816	1,249,816	1,249,816	1,249,816

See accompanying unaudited notes to condensed financial statements.

BEAR LAKE RECREATION, INC.
Condensed Statements of Cash Flows
For the Nine Months Ended March 31, 2017 and 2016
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2017	2016

Cash Flows From Operating Activities
Net Loss	$ (26,420)	$ (24,606)
Adjustments to reconcile net loss to
net cash provided by operating activities:
(Increase) / Decrease - Prepaid Expense	-	2,500
Increase / (Decrease) - Accounts Payable	15	-
Increase / (Decrease) - Related Party Payables	10,897	8,910
Increase in related party accrued interest	15,508	13,196
Net Cash From Operating Activities	-	-

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-

Cash Flows from Financing Activities
Net Cash From Financing Activities	-	-
Net Change In Cash	-	-
Beginning Cash Balance	-	-
Ending Cash Balance	$ -	$ -

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ -	$ -
Cash paid during the year for income taxes	$ -	$ -

See accompanying unaudited notes to condensed financial statements.

Bear Lake Recreation, Inc.

Notes to Condensed Financial Statements

March 31, 2017

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. The results of operations for the period ended March 31, 2017, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and payables paid on its behalf by shareholders in the amount of $2,192 for the three months ended March 31, 2017 and $10,897 for the nine months ended March 31, 2017. The balance due to shareholders is $141,989 and $131,092 as of March 31, 2017, and June 30, 2016, respectively.  The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the nine-month periods ended March 31, 2017, and 2016 totaled $15,508 and $13,196, respectively.

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

NOTE 5 SUBSEQUENT EVENTS

On April 26, 2017, pursuant to a Common Stock Purchase Agreement dated April 5, 2017 by and among Manchester Explorer, L.P. (the “Purchaser”), the Registrant (“us,” “we,” “our,” or the “Company”) and certain of our then officers, directors and one related party (the “SPA”), the Purchaser acquired 2,900,000 shares (the “Shares”) of our restricted common stock for a purchase price of $375,000 (the “Share Acquisition”). Pursuant to the SPA and contemporaneously with the closing of the Share Acquisition, our then Board of Directors appointed James E. Besser as our President and a director and Morgan C. Frank as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director; and immediately following such appointments Wayne R. Bassham, Derrick M. Albiston and Todd L. Albiston (collectively, the “Former Directors”) resigned as our directors and officers. In connection therewith such Former Directors (i) cancelled 544,900 shares of our common stock owned by them in consideration for the payment by us of $12,000, and (ii) sold 247,248 of their shares for an aggregate purchase price of $4,944.96 or $0.02 per share, to Kelly Trimble, who may be deemed a related party to the Company; and 20,000 shares to our former legal counsel as part of his engagement in connection with the Share Acquisition and related transactions for an aggregate purchase price of $400 or $0.02 per share. Contemporaneously with the Share Acquisition closing, a shareholder of the Company canceled all 104,916 shares of our common stock owned by him in consideration of the payment by us of $2,098, and for an additional payment of $128,000, such person released the Company for advances made by him to or for our benefit, and we paid various of our lenders an aggregate of $92,170 in exchange for their releases. The 247,248 shares purchased by Mr. Trimble, and the remaining 45,000 shares owned by the Former Directors, is being held in escrow to indemnify the Purchaser and the Company in the event of, among other items, various breaches of the SPA during the 12 month period following the closing date of the Share Acquisition.  An additional sum of $62,500 was paid by the Company to Mr. Trimble for his agreement to place into escrow such 247,248 shares for indemnification purposes. Separately, Mr. Trimble paid $25,000 to a person who introduced him to the Share Acquisition.  Legal and other expenses paid by the Company relating to the Share Acquisition and related transactions amounted to approximately $78,000.

As a result of such transactions, after the closing of the Share Acquisition, we had (i) 3,500,000 shares of our common stock issued and outstanding, of which the Purchaser owned 2,900,000 such shares and (ii) no outstanding indebtedness and nominal assets.

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

Our common stock currently trades on the OTC Pink Markets under the symbol “BLKE.”

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

We had no operations during the quarterly period ended March 31, 2017, nor do we have operations as of the date of this filing. General and administrative expenses were $2,192 for the March 31, 2017, period, compared to $2,142 for the March 31, 2016, period. General and administrative expenses for the three months ended March 31, 2017, were comprised mainly of accounting and Edgar filing expenses, along with other office fees. We had a net loss of $7,505 for the March 31, 2017, period, compared to a net loss of $6,717 for the March 31, 2016, period.  The increase was mainly attributable to an increase in interest expense.

Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

We had no operations during the nine-month period ended March 31, 2017, nor do we have operations as of the date of this filing. General and administrative expenses were $10,912 for the March 31, 2017, period, compared to $11,410 for the March 31, 2016, period. General and administrative expenses for the nine-month periods ended March 31, 2017, were comprised mainly of accounting and Edgar filing expenses, along with other office fees. We had a net loss of $26,420 for the March 31, 2017, period, compared to a net loss of $24,606 for the March 31, 2016, period.  The increase was mainly attributable to an increase in interest expense.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at March 31, 2017.  During the quarterly period ended March 31, 2017, expenses and payables were paid by shareholders in the amount of $2,192, and during the nine months ended March 31, 2017, additional expenses paid by a principal shareholder totaled $10,897. The aggregate amount of related party loans is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended March 31, 2017, and March 31, 2016, totaled $5,313 and $4,575, respectively.  Following March 31, 2017, we received additional related party loans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosure.

We have no mining activities.

Item 5. Other Information.

On April 5, 2017, we filed a Current Report on Form 8-K with the SEC dated April 5, 2017, to disclose the entering into the SPA by the parties thereto and related matters, a copy of the SPA was filed as an exhibit to such Current Report on Form 8-K.

On May 1, 2017, we filed a Current Report on Form 8-K dated April 26, 2017 with the SEC to disclose the closing of the Share Acquisition and related transaction pursuant to the SPA.  For additional and more detailed information, see the Company’s Current Reports on Form 8-K set forth above in this Item 5.  Also, see Note 5 of our unaudited financial statements above.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit
3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
14.1	Code of Ethics*
31.1	Certification of Morgan C. Frank, CEO Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Morgan C. Frank, CFO Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Morgan C. Frank, CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Incorporated herein by reference to our June 30, 2008, 10-K/A Annual Report as filed on September 2, 2009.

(b) Reports on Form 8-K

Current Report on Form 8-K dated April 5, 2017 filed with the Securities and Exchange Commission April 5, 2017.

Current Report on Form 8-K dated April 26, 2017 filed with the Securities and Exchange Commission May 1, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAR LAKE RECREATION, INC.

(Registrant)

Date:	May 18, 2017	By:	/s/Morgan C. Frank
Morgan C. Frank, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 18, 2017	By:	/s/Morgan C. Frank
Morgan C. Frank, Chief Financial Officer