Form 10-K
period 2017-06-30
Modular Medical, Inc.
filed 2017-10-11
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2017

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. – 000-49671

MODULAR MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0620495
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

17995 Bear Valley Lane

Escondido, CA 92027

(Address of Principal Executive Offices)

949 370-9062

(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒  No ☐ (2) Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐ (The Registrant does not have a corporate Web site.)

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

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

The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.38) on December 31, 2016, as quoted on the OTC Pink Sheets of the Financial Industry Regulatory Authority (“FINRA”). There were 392,668 shares of common voting stock held by non-affiliates, valued in the aggregate at $149,213.

Outstanding Shares

As of September 28, 2017, the Registrant had 15,983,273 shares of common stock outstanding.

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

Unless otherwise noted, all references to the “Company”, “Modular”, “we”, “us” or “our” refer to Modular Medical, Inc. (f/k/a Bear Lake Recreation, Inc.) prior to consummation of the Acquisition (as defined below).

PART I

ITEM 1. BUSINESS

Corporate History

The Company was organized under the laws of the State of Nevada on October 22, 1998 under the name Bear Lake Recreation Inc., with an initial authorized capital consisting of 50,000,000 shares of $0.001 par value common voting stock.

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

The following is a summary of material business developments since our inception through April 2017:

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
2

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

Description of Business

We had no material business operations from 2002 until the Acquisition and prior to the Acquisition we were a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).

The Control Block Acquisition

On April 26, 2017, pursuant to a Common Stock Purchase Agreement dated as of April 5, 2017 by and among Manchester Explorer, LP, a Delaware limited partnership (“Manchester”), the Company and certain person named therein (the “SPA”) Manchester purchased from the Company (the “Control Block Acquisition”) 2,900,000 shares (the “Control Block”), of newly issued, restricted common stock, par value, $0.001, per share, for a purchase price of $375,000 (approximately $0.13 per share), resulting in a change in control of the Company. In connection with the Control Block Acquisition, James E. Besser was appointed president and a director and Morgan C. Frank was appointed the chief executive officer, chief financial officer, secretary, treasurer and a director of the Company and immediately following such appointments Wayne R. Bassham resigned as director and President, Derrick M. Albiston resigned as director and Vice President and Todd L. Albiston resigned as director, Secretary and Treasurer of the Company. For additional information regarding the Control Block Acquisition, see our Current Report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2017.

The Acquisition

On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among, the Company, Paul M. DiPerna, the sole officer and director and the controlling stockholder of Quasuras Inc., a Delaware company (“Quasuras”), Messrs. Besser and Frank (Messrs. Besser, Frank and Mr. DiPerna, shall sometimes be collectively referred to as the “3 Quasuras Shareholders”) and Quasuras (the “Acquisition Agreement”), the Company acquired all 4,400,000 issued and outstanding shares of Quasuras’ common stock owned by the 3 Quasuras Shareholders (which represented 100% of the issued and outstanding shares of Quasuras) in exchange for 7,582,060 shares of our common stock, resulting in Quasuras becoming our wholly-owned subsidiary (the “Acquisition”) and Mr. DiPerna owning approximately 47% of our issued and outstanding common stock, after giving effect to the Private Placement (as defined below) and the Share Cancellation (as defined below). Simultaneously with the closing of the Acquisition and pursuant to the Acquisition Agreement (i) Mr. Besser resigned as president and a director and Mr. Frank resigned as chief executive officer, chief financial officer, secretary, and treasurer but remained a director of the Company, and (ii) Mr. DiPerna was appointed our chairman, chief executive officer, chief financial officer, secretary and treasurer.

In anticipation of the closing of the Acquisition, on June 27, 2017, the Company changed its name from “Bear Lake Recreation, Inc.” to “Modular Medical, Inc.” and changed its trading symbol from “BLKE” to “MODD” which symbol and name change was approved by FINRA and became effective on June 29, 2017.

The Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Quasuras is considered the acquirer for accounting and financial reporting purposes.

Unless otherwise indicated, all information contained in this Annual Report on Form 10-K with respect to periods prior to the date on which we consummated the Acquisition relates solely to Modular, without regard to the Acquisition.

For additional information regarding the Acquisition, see our Current Report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on July 28, 2017.

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

Number of Total Employees and Number of Full-Time Employees

From June 30, 2016 through the date of the Acquisition, none.

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

ITEM 2: PROPERTIES

As of June 30, 2017, we had no property or business; our principal executive office address was located at 3 West Hill Place, Boston, MA 02110, which was provided free of charge by Manchester, and telephone number was 617-856-8995. Following the Acquisition, our executive offices are located at 17995 Bear Valley Lane Escondido, CA 92027, and our telephone number is (949)370-9062.

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

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the OTC Pink Sheets on December 13, 2005, under the symbol “BLKR”. On October 23, 2006, in conjunction with the reverse split, FINRA changed our trading symbol, “BLKR,” to “BLKE.” In anticipation of the closing of the Acquisition, on June 27, 2017, the Company changed its name from “Bear Lake Recreation, Inc.” to “Modular Medical, Inc.” and changed its trading symbol from “BLKE” to “MODD” which symbol and name change was approved by FINRA and became effective on June 29, 2017. There is currently no established trading market for shares of our common stock. Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTCQB, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing	High	Low
2015
January 1 – March 31.38		.38
April 1 – June 30.38		.38
July 1 – September 30.38		.38
October 1 – December 31.38		.38
2016
January 1 – March 31.38		.38
April 1 – June 30.38		.38
July 1 – September 30.38		.38
October 1 – December 31.38		.38
2017
January 1 – March 31.38		.38
April 1 – June 30.38		.38

These prices were obtained from the OTC Markets Group, Inc. and do not necessarily reflect actual transactions, retail markups, markdowns or commissions.

Holders

We currently have approximately 80 stockholders, not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Private Placement and the Share Cancellation

Simultaneously with the closing of the Acquisition and as a condition thereto, we sold in a private placement (the “Private Placement”) an aggregate of 7,801,211 shares of our common stock pursuant to one or more exemptions from the registration requirements of the Securities Act, at a purchase price of $0.66 per share resulting in gross proceeds to us of approximately $5,100,000.

Manchester and JEB Partners, L.P., a fund who may be deemed an affiliate of Manchester (together with Manchester, collectively, the “Purchasing Funds”) purchased in the Private Placement in the aggregate 5,303,030 shares for $3,500,000; and Mr. DiPerna, in addition to his prior investment of approximately $600,000 of his personal funds into Quasuras prior to the Acquisition, purchased in the Private Placement 303,030 shares for approximately $200,000. Simultaneously with the Acquisition and Private Placement, Manchester cancelled all 2,900,000 Control Block shares it acquired in the Control Block Acquisition (the “Share Cancellation”). In connection with the Private Placement, we paid $41,928 as compensation in connection with sales of our shares therein.

Following the Acquisition, the Private Placement and the Share Cancellation, we had issued and outstanding 15,983,273 shares of our common stock of which Mr. DiPerna owned 7,523,430 shares, the Purchasing Funds and Messrs. Besser and Frank owned in the aggregate 5,664,690 shares and the other purchasers in the Private Placement owned 2,195,151 shares.

Simultaneously with and as a condition to the closing of the Acquisition and the Private Placement, pursuant to an intellectual property transfer agreement dated as of July 24, 2017, by and among, us, Quasuras and Mr. DiPerna (the “IP Transfer Agreement”), Mr. DiPerna transferred to us all intellectual property rights owned directly and/or indirectly by him related to our proposed business. Separately, we agreed to pay Mr. DiPerna as part of his compensation for services to be performed for us pursuant to a royalty agreement (the “Royalty Agreement”) certain fees based upon future sales, if any, of our proposed product subject to a maximum $10,000,000 cap on the aggregate amount of fees that Mr. DiPerna could earn from such arrangement.

Mr. DiPerna is subject to confidentiality, non-compete and invention agreements with us.

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
7

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

Section 4(a)(1) of the Securities Act

Since were a shell company as defined in subparagraph (i) of Rule 144, other than shares that were initially issued prior to our becoming a shell company, our shares of common stock cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.” Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(a)(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.” That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to our non-affiliates.

Use of Proceeds of Registered Securities

There were $240,000 proceeds received during the year ended June 30, 2017, from the sale of registered securities and $1,372,400 proceeds received for shares to be issued during the year ended June 30, 2017

Purchases of Equity Securities by Us and Affiliated Purchasers

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

Overview

The Company was organized under the laws of the State of Nevada on October 22, 1998 under the name Bear Lake Recreation Inc., with an initial authorized capital consisting of 50,000,000 shares of $0.001 par value common voting stock.

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

We had no material business operations from 2002 through the Acquisition and we were a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). As a shell company, we did not have material operations and had assets consisting solely of cash and cash equivalents.

On July 24, 2017, pursuant to a the Acquisition Agreement, by and among, the Company, 3 Quasuras Shareholders and Quasuras, the Company acquired all 4,400,000 shares of Quasuras’ common stock owned by the 3 Quasuras Shareholders (which represented 100% of the issued and outstanding shares of Quasuras) resulting in Quasuras becoming our wholly-owned subsidiary and Mr. DiPerna owning approximately 47% of our issued and outstanding common stock, after giving effect to the Private Placement and the Share Cancellation. Simultaneously with the closing of the Acquisition and pursuant to the Acquisition Agreement (i) Mr. Besser resigned as president and a director and Mr. Frank resigned as chief executive officer, chief financial officer, secretary, and treasurer but remained a director of the Company, and (ii) Mr. DiPerna was appointed our chairman, chief executive officer, chief financial officer, secretary and treasurer.

The Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Quasuras is considered the acquirer for accounting and financial reporting purposes.

Because the Acquisition occurred after June 30, 2017, the disclosure related to that transaction is contained in a Current Report on Form 8-K filed with the Commission on July 28, 2017. As a result, this management discussion and analysis covers our operations as they existed at June 30, 2017, without regard for the Acquisition or Quasuras’ operations.

Results of Operations – for the Year Ended June 30, 2017 and Compared to Year Ended June 30, 2016

Overview:

We reported a net loss of $106,559 for the year ended June 30, 2017 and $31,084 for the year ended June 30, 2016. The increase in our net loss from June 30, 2016 to June 30, 2017, is due to an increase in General and Administrative Expenses.

Revenues:

Revenue for the year ended June 30, 2017 and for the year ended June 30, 2016 respectively was $0.

General and Administrative Expenses:

General and administrative expenses were $91,051 for the year ended June 30, 2017 and $13,163 for the year ended June 30, 2016, which increase was largely attributed to work performed in connection with the Control Block Acquisition

Interest Expense-Related Party:

Interest expense-related party for the year ended June 30, 2017 and for the year ended June 30, 2016 was $15,508 and $17,921, respectively.

Assets and Liabilities:

As of June 30, 2017, we had total current assets of $1,372,400 and current liabilities of $74,420. As of June 30, 2016, we had total current assets of $0 and current liabilities of $193,763.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents on hand amounting to $1,372,400.

Net Cash Used In Operating Activities

Our net cash used in operating activities for the year ended June 30, 2017 and for the year ended June 30, 2016, was $94,810 and $10,663, respectively.

Net Cash Used In Investing Activities

There were no cash flows from investing activities during the year ended June 30, 2017 or for the year ended June 30, 2016.

Net Cash Provided By Financing Activities

Our net cash provided by financing activities for the year ended June 30, 2017 and for the year ended June 30, 2016, was $1,467,210 and $10,663, respectively. The net cash provided by financing activities for the year ended June 30, 2017 was primarily attributable to proceeds from the sale of common stock of $240,000, collection for shares to be issued in private placement of $1,372,400, offset by repayments to related parties of $131,092 and repurchase and cancellations to shares of common stock of $14,098.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to accruals, stock-based compensation and income taxes. Actual results could materially differ from those estimates.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

See Note 1 in the Notes to the Financial Statements for recent accounting pronouncements.

There were various other accounting standards and interpretations recently issued, none of which are expected to have a material impact on our financial position, operations or cash flows.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MODULAR MEDICAL, INC.

(FKA BEAR LAKE RECREATION, INC.)

FINANCIAL STATEMENTS

June 30, 2017

Lichter, Yu and Associates, Inc.

Certified Public Accountants

21031 Ventura Blvd., suite 316

Woodland Hills, CA 91364

Tel (818)789-0265 Fax (818) 789-3949

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Modular Medical, Inc.

We have audited the accompanying balance sheet of Modular Medical, Inc. (the “Company”) as of June 30, 2017, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modular Medical, Inc. as of June 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lichter, Yu and Associates, Inc.

Woodland Hills, California

October 11, 2017

Heaton & Company, PLLC

Kristofer Heaton, CPA 240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523 heatoncpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Modular Medical, Inc. (formerly Bear Lake Recreation, Inc.)

We have audited the accompanying balance sheet of Modular Medical, Inc. (formerly Bear Lake Recreation, Inc.) (the “Company”) as of June 30, 2016, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Heaton & Company, PLLC

Farmington, Utah

October 11, 2017

MODULAR MEDICAL, INC.

(FKA - BEAR LAKE RECREATION, INC.)

BALANCE SHEETS

AS OF JUNE 30, 2017 AND 2016

	2017	2016

ASSETS

Current Assets
Cash and cash equivalents	$1,372,400	$—

Total Assets	$1,372,400	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued Expenses	$74,420	$—
Related Party Payable	—	131,092
Accrued Interest - Related Parties	—	62,671

Total Current Liabilities	74,420	193,763

Stockholders’ Equity (Deficit)
Preferred Stock — 5,000,000 shares authorized having a par value of $.001 per share; none issued and outstanding	—	—
Common Stock — 50,000,000 shares authorized having a par value of $.001 per share; 3,500,000 and 1,249,816 shares issued and outstanding as of June 30, 2017 and 2016	3,500	1,250
Additional Paid-in Capital	306,480	82,828
Shares to be issued	1,372,400	—
Accumulated Deficit	(384,400)	(277,841)
Total Stockholders’ Equity (Deficit)	1,297,980	(193,763)

Total Liabilities and Stockholders’ Equity	$1,372,400	$—

The accompanying notes are an integral part of these financial statements.

MODULAR MEDICAL, INC.

(FKA - BEAR LAKE RECREATION, INC.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016

Revenues, net	$—	$—

Operating expenses
General and Administrative Expenses	91,051	13,163
Loss From Operations	(91,051)	(13,163)

Other Expenses
Related party interest expense	(15,508)	(17,921)

Loss Before Income Taxes	(106,559)	(31,084)

Provision for Income Taxes	—	—

Net Loss	$(106,559)	$(31,084)

Loss Per Share - Basic and Diluted	$(0.06)	$(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	1,651,635	1,249,816

The accompanying notes are an integral part of these financial statements.

MODULAR MEDICAL, INC.

(FKA - BEAR LAKE RECREATION, INC.)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

					Additional	Shares		Stockholders’
	Preferred Shares		Common Shares		Paid-in	To Be	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)

Balance, June 30, 2015	—	$—	1,249,816	$1,250	$82,828	$—	$(246,757)	$(162,679)

Net loss for the year ended June 30, 2016	—	—	—	—	—	—	(31,084)	(31,084)

Balance, June 30, 2016	—	—	1,249,816	1,250	82,828	—	(277,841)	(193,763)

Shares cancelled pursuant to share purchase agreement	—	—	(649,816)	(650)	(13,449)	—	—	(14,098)

Shares issued pursuant to share purchase agreement	—	—	2,900,000	2,900	237,100	—	—	240,000

Shares to be issued pursuant to private placement agreement	—	—	—	—	—	1,372,400	—	1,372,400

Net loss for the year ended June 30, 2017	—	—	—	—	—	—	(106,559)	(106,559)

Balance, June 30, 2017	—	$—	3,500,000	$3,500	$306,480	$1,372,400	$(384,400)	$1,297,980

The accompanying notes are an integral part of these financial statements.

MODULAR MEDICAL, INC.

(FKA - BEAR LAKE RECREATION, INC.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016

Cash Flows From Operating Activities
Net Loss	$(106,559)	$(31,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in prepaid expenses	—	2,500
Increase in accrued expenses	74,420	—
Increase (decrease) in related party accrued interest	(62,671)	17,921
Net Cash Used In Operating Activities	(94,810)	(10,663)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from stock purchase agreement	240,000	—
Proceeds from shares to be issued under private placement	1,372,400	—
Repurchase and cancellation of shares	(14,098)	—
Proceeds from (repayments to) related party	(131,092)	10,663
Net Cash Provided By Financing Activities	1,467,210	10,663

Net change in cash and cash equivalents	1,372,400	—

Cash and cash equivalents, at the beginning of the period	—	—

Cash and cash equivalents, at the end of the period	$1,372,400	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Income tax payments	$—	$—
Interest payments	$15,508	$—

Supplemental schedule of non-cash financing activities:
Cancellation of shares pursuant to share purchase agreement	$(14,098)	$—

The accompanying notes are an integral part of these financial statements.

MODULAR MEDICAL, INC.

FKA - BEAR LAKE RECREATION, INC.

Notes to Financial Statements

June 30, 2016

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Modular Medical, Inc. (the Company) was organized under the laws of the State of Nevada on October 22, 1998, to engage in any lawful purpose.  The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Through the year ended June 30, 2001 the Company was seeking to rent out snowmobiles and all-terrain vehicles (ATV’s).  In June of 2000, the Company also purchased the rights to manufacture, use, market, and sell the Net Caddy, a backpack style bag used to transport fishing gear. The Company abandoned both the snowmobile and ATV’s plans, and the Net Caddy plans.

Subsequent to the year end, on July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among, the Company and Quasuras, Inc., a Delaware company (“Quasuras”), the Company acquired 100% of the issued and outstanding shares of Quasuras for 7,582,000 shares of the Company, resulting in Quasuras becoming a wholly-owned subsidiary of the Company. Since the major shareholder of Quasuras retained control of both the Company and Quasuras, the share exchange was accounted for as a reverse merger. No adjustments have been made to the accompanying financials for the reverse merger.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following summarizes the more significant of such policies:

Basis of Presentation

The accompanying financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

Reportable Segment

The Company has one reportable segment. The Company’s activities are interrelated and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single global business.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Cost of Sales

Cost of sales consists primarily of inventory costs, as well as warehousing costs (including the cost of warehouse labor), shipping, importation duties and charges, third party royalties, and product sampling.

Operating Overhead Expense

Operating overhead expense consists primarily of payroll and benefit related costs, rent, depreciation and amortization, professional services, and meetings and travel.

Income Taxes

The Company utilizes FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740). When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

At June 30, 2017 and 2016, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended June 30, 2016 and prior years or in computing its tax provision for 2016. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities for the period ended June 30, 2016 to the present, generally for three years after they are filed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2017 and 2016, the Company had $1,372,400 and $0 in cash, respectively. Deposits at the bank is insured up to $250,000 by the Federal Deposit Insurance Corporation. The Company’s uninsured portion of the balances held at the bank aggregated to approximately $1,122,400 and $0, respectively. No reserve has been made in the financial statements for any possible loss due to any financial institution failure.  The Company has not experienced any losses in such accounts and believes we are not exposed to any significant risk on cash and cash equivalents.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of June 30, 2017 and 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

 The following table sets for the computation of basic and diluted earnings per share for the years ended June 30, 2017 and 2016:

	2017	2016
Net Loss	$(106,559)	$(31,084)

Net Loss Per Share
Basic and Diluted:	$(0.06)	$(0.02)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	1,651,635	1,249,816
Diluted	1,651,635	1,249,816

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted this ASU in 2016 and the implementation did not have a material impact on our financial position or statement of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We adopted this ASU in 2016 and the implementation did not have a material impact on our financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

NOTE 2 – STOCK PURCHASE AGREEMENT

On April 26, 2017, pursuant to a Common Stock Purchase Agreement (the “SPA”), dated April 5, 2017 by and among Manchester Explorer, L.P. (the “Purchaser”), the Company and certain of our then officers, directors and one related party, the Purchaser acquired 2,900,000 shares of our restricted common stock for a purchase price of $375,000. Pursuant to the SPA and contemporaneously with the closing of the agreement, new directors and officers were appointed and the then directors and officers resigned from the board. In connection therewith such Former Directors (i) cancelled 544,900 shares of our common stock owned by them in consideration for the payment by us of $12,000, and (ii) sold 247,248 of their shares for an aggregate purchase price of $4,944.96 or $0.02 per share, to Kelly Trimble, who may be deemed a related party to the Company; and 20,000 shares to our former legal counsel as part of his engagement in connection with the Share Acquisition and related transactions for an aggregate purchase price of $400 or $0.02 per share. Contemporaneously with the closing, a shareholder of the Company canceled all 104,916 shares of our common stock owned by him in consideration of the payment by us of $2,098, and for an additional payment of $128,000, such person released the Company for advances made by him to or for our benefit, and we paid various of our lenders an aggregate of $92,170 in exchange for their releases. The 247,248 shares purchased by Mr. Trimble, and the remaining 45,000 shares owned by the Former Directors, is being held in escrow to indemnify the Purchaser and the Company in the event of, among other items, various breaches of the SPA during the 12 month period following the closing date of the Share Acquisition.  An additional sum of $62,500 was paid by the Company to Mr. Trimble for his agreement to place into escrow such 247,248 shares for indemnification purposes. Separately, Mr. Trimble paid $25,000 to a person who introduced him to the Share Acquisition.  Legal and other expenses paid by the Company relating to the Share Acquisition and related transactions amounted to approximately $78,000.

As a result of such transactions, after the closing of the Share Acquisition, we had (i) 3,500,000 shares of our common stock issued and outstanding, of which the Purchaser owned 2,900,000 such shares and (ii) no outstanding indebtedness and nominal assets.

NOTE 3 – COMMON STOCK

During the year ended June 30, 2016, the Company cancelled 544,900 shares of common stock in consideration for the payment by us of $12,000. The Company also cancelled another 104,916 shares of our common stock in consideration of the payment by us of $2,098. These cancellations were pursuant to the Stock Purchase Agreement entered into by the Company in April 2016 (See Note 3).

The Company issued 2,900,000 shares of common stock of the Company pursuant to the stock purchase agreement entered into by the Company in April 2016. The Company used the proceeds to pay off the related party debt owed to the shareholders and directors amounting to $220,168, pursuant to the provisions of the stock purchase agreement. The Company also paid $137,500 in legal and professional fee, pursuant to the provisions of the agreement which were all netted against the proceeds of $377,500 from the issuance of 2,900,000 shares of common stock.

NOTE 4 – SHARES TO BE ISSUED

The Company sold in a private placement, an aggregate of 7,801,212 shares of our common, at a purchase price of $0.66 per share resulting in gross proceeds to us of approximately $5,100,000. The private placement was closed on July 24, 2017, subsequent to the year ended June 30, 2017.

As of June 30, 2017, the Company collected $1,372,400 for 2,079,394 shares of common stock to be issued to the investors. This money has been recorded as shares to be issued in the accompanying financials.

NOTE 5 - RELATED PARTY TRANSACTION

The Company had expenses and payables paid on its behalf by shareholders in the amount of $10,897 and $10,663 for the years ended June 30, 2017 and 2016. The balance due to shareholders was $0 and $131,092 as of June 30, 2017, and 2016, respectively.  The aggregate amount of related party loans was non-interest bearing, unsecured and payable on demand.  However, the Company imputed interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the years ended June 30, 2017, and 2016 totaled $15,508 and $17,921, respectively.

In April 2017, the shareholders of the Company sold off their shares and forgave all the debts owed to them. The forgiveness of their loans was recorded as a capital contribution in the accompanying financial statements.

NOTE 6 - INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, June 30, 2017 and 2016, will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at, June 30, 2017 and 2016. At June 30, 2017 and 2016, the Company had federal net operating loss carry-forwards of approximately $384,400 and $277,800, respectively, expiring beginning in 2036.

Deferred tax assets consist of the following components:

	2017	2016
Net loss carryforward	$115,320	$83,350
Valuation allowance	(115,320)	(83,350)
Total deferred tax assets	$—	$—

NOTE 7 - OFFICE LEASE

The Company used the office of one of the stockholder at no extra cost for the year ended June 30, 2016. The stockholder incurred no incremental costs in providing this office space to the Company.

NOTE 8 - SUBSEQUENT EVENTS

On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among, the Company and Quasuras Inc., a Delaware company (“Quasuras”), the Company acquired 100% of the issued and outstanding shares of Quasuras for 7,582,000 shares of the Company, resulting in the Quasuras becoming a wholly-owned subsidiary of the Company. Since the major shareholder of Quasuras retained control of both the Company and Quasuras, the share exchange was accounted for as a reverse merger.

Simultaneously with the closing of the Acquisition and as a condition thereto, we sold (the “Private Placement”), in a private placement an aggregate of 7,801,212 shares of our common stock pursuant to one or more exemptions from the registration requirements of the Securities Act, at a purchase price of $0.66 per share resulting in gross proceeds to us of approximately $5,100,000. Simultaneously with the Acquisition and Private Placement, the Company cancelled all 2,900,000 Control Block shares it acquired pursuant to the Stock Purchase Agreement (See Note 2. In connection with the Private Placement, we paid $41,928 as compensation in connection with sales of our shares therein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Our management, with the participation of our CEO/CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our CEO/CFO concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the CEO/CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management, with the participation of the CEO/CFO, concluded that, as of June 30, 2017, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting for the quarter ended June 30, 2017.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

On April 26, 2017, in connection with the Control Block Acquisition (i) Wayne R. Bassham resigned as director and President, Derrick M. Albiston resigned as director and Vice President and Todd L. Albiston resigned as director, Secretary and Treasurer of the Company and (ii) James E. Besser being appointed president and a director and Morgan C. Frank being appointed the chief executive officer, chief financial officer, secretary, treasurer and a director of the Company.

On July 24, 2017, in connection with the Acquisition (i) Mr. Besser resigned as president and a director and Mr. Frank resigned as chief executive officer, chief financial officer, secretary, and treasurer but remained a director of the Company, and (ii) Paul DiPerna was appointed our chairman, chief executive officer, chief financial officer, secretary and treasurer.

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Position
Paul DiPerna	58	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (Chairman of the Board)
Morgan C. Frank	45	Director

The following information pertains to the members of our Board and to our executive officers effective as of the closing of the Share Exchange, their principal occupations and other public company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills:

Paul DiPerna serves as our chairman, chief executive officer, chief financial officer, secretary and treasurer began his career in approximately 1980 as a mechanical design engineer in the automated test equipment industry before moving in approximately 1989 to a start-up in the blood separation sciences industry. This company was eventually acquired in approximately 1991 by Baxter Healthcare (“Baxter”). Following such acquisition, Mr. DiPerna became employed by Baxter and held various positions during his approximate 12 years at Baxter. While at Baxter, Mr. DiPerna led significant projects and initiatives including leading a team of approximately 50 engineers in developing equipment in the blood separation sciences industry. In approximately 1996, Mr. DiPerna was promoted to General Manager of Baxter’s business development group to identify expansion opportunities in the medical device industry for Baxter to expand into. While holding such position, Mr. DiPerna led a team of 20-25 persons researching custom orthopedics, digital dentistry and rapid prototyping. In such role, one of Mr. DiPerna’s assignments was identifying opportunities in the diabetes industry. As a result, Mr. DiPerna developed an expertise and knowledge and became well known in the diabetes industry and led attempts by Baxter to acquire three then leading insulin pump manufacturers. In 2003, Mr. DiPerna using his knowledge and experience acquired at Baxter in the diabetes industry and in the “pump” product business in particular, left Baxter and founded what subsequently became Tandem Diabetes Care, Inc. (“Tandem”). While at Tandem, Mr. DiPerna held various positions including a director, chief executive officer and chief technology officer. Tandem is a medical device company that designs, develops and commercializes products for people with insulin dependent diabetes. Tandem’s common stock is listed on the NASDAQ Global Market under the symbol “TNDM”. Tandem was founded by Mr. DiPerna to design, develop and commercialize a “state of the art” user-friendly insulin pump. Under the leadership of Mr. DiPerna, Tandem raised approximately $52,000,000 from well-known venture capital firms. Mr. DiPerna was the person primarily responsible for the design concept and development of Tandem’s insulin pump, which after commercial introduction it is estimated by Mr. DiPerna such insulin pump had a quick ramp up to 5,000 purchasers. In 2011, Mr. DiPerna resigned from his executive officer position and board seat at Tandem and continued to assist the company through 2013. He co-invented a medical device used for blood borne infection control called the “Curos Cap.” Curos Cap was owned by a private company which was acquired by 3M Corporation in 2015 for $150,000,000. Thereafter, Mr. DiPerna founded a company Fuel Source Partners, LLC, where he is the manager, to incubate early stage medical device products and accumulate technical talent. One of such proposed products was spun-out to Quasuras in March 2015, which we acquired in the Acquisition. Mr. DiPerna owns a variety of patents and patents pending and is a member of the American Diabetes Association. Mr. DiPerna received a Masters in Engineering Management from Northeastern University and a BS in Mechanical Engineering from the University of Lowell. In January 2017, Mr. DiPerna joined National Cardiac Incorporated as the Chief Executive Officer and as a board member to leverage their technology in the cardiac monitoring space.

Morgan C. Frank serves as a director of the Company. Mr. Frank has worked with MMC since May 2002, and prior to such time, he was a founder and managing director at First Principles Group, a boutique consultancy and principal investor specializing in corporate restructuring, restarts, intellectual property assessment and salvage, and spin outs. Prior to such time, Mr. Frank spent approximately five years as an analyst and portfolio manager at Hollis Capital, a San Francisco based hedge fund and prior thereto, Mr. Frank worked for an independent private client group at Paine Webber specializing in primary research to develop investment ideas (particularly short sale ideas) for institutional clients. Prior to his employment at Paine Webber, Mr. Frank was a currency trader for Eastern Vanguard. Mr. Frank holds a BA in Economics and in Political Science from Brown University.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Involvement in Legal Proceedings

To the Company’s knowledge, none of our officers or our directors has, during the last ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

To the Company’s knowledge, there are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Arrangements for Appointment of Directors and Officers

Manchester Management Company, LLC, a Delaware limited liability company, the general partner of both of the Purchasing Funds (“MMC”) has the right to appoint two (2) of our five (5) directors of which Mr. Frank is one; and Mr. DiPerna has the right to appoint our chairman and chief executive officer as well as two (2) other directors to our Board of Directors. To date, Mr. DiPerna has appointed himself our chairman and chief executive officer.

Family Relationships

There are no family relationships among the members of our Board or our executive officers.

Composition of the Board

In accordance with our articles of incorporation, our Board is elected annually as a single class.

Communications with our Board of Directors

Our stockholders may send correspondence to our board of directors c/o the corporate secretary at the address set forth on the cover page of this Current Report on Form 8-K. Our corporate secretary will forward stockholder communications to our board of directors prior to the board’s next regularly scheduled meeting following the receipt of the communication.

CORPORATE GOVERNANCE

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the chairman and chief executive officer positions should be separate or combined. Our Board of Directors is primarily responsible for overseeing our risk management processes on behalf of the Company. Our Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. Our board of directors will focus on the most significant risks facing us and our general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing us and that our board leadership structure supports this approach.

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers. See Part IV, Item 15.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations and the fact that we only have two directors and one executive officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. A further review of this issue will be undertaken by the new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because, due to our lack of material operations and the fact that we only have two directors and one executive officer, we believe that we are able to effectively manage the issues normally considered by an Audit Committee. A further review of this issue will be undertaken by the new management.

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended June 30, 2017, or 2016. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wayne Bassham	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President (1)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Derrick Albiston	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Vice President (2)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Todd Albiston	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary, Treasurer(3)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Morgan C. Frank	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer (4)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

James Besser	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President (5)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Bassham was appointed to such position in 2004 and resigned from such position on April 26, 2017.
(2)	Mr. Albiston was appointed to such position in 2004 and resigned from such position on April 26, 2017.
(3)	Mr. Albiston was appointed to such position in 2004 and resigned from such positions on April 26, 2017.
(4)	Mr. Frank was named Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director of the Company on April 26, 2017 and resigned from such officer positions on July 24, 2017.
(5)	Mr. Besser was named President of the Company and a director on April 26, 2017 and resigned from all of such positions on July 24, 2017.

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended June 30, 2017.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management

The following table sets forth certain information as of September 25, 2017, with respect to the beneficial ownership of our shares of common stock (our only class of outstanding voting securities), by (i) any person or group owning more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all executive officers and directors as a group. Unless otherwise indicated, the address of all listed stockholders is 17995 Bear Valley Lane Escondido CA 92027.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock (1)
Directors and Officers:

Paul DiPerna (2)	7,523,430	47.07%

Morgan Frank (3)	5,483,860	34.31%

All officers and directors as a group (2 person)	13,007,291	81.38%

Beneficial owners of more than 5%:

Manchester Explorer, L.P. (5)	5,664,690	35.44%

JEB Partners, L.P. (6)	5,664,690	35.44%

(1)	Based upon 15,983,273 shares of common stock outstanding on September 30, 2017.
(2)	Consists of (i) 7,220,400 shares acquired in the Acquisition and (ii) 303,030 shares were acquired in the Private Placement. Mr. DiPerna is our chairman, chief executive officer, chief financial officer, secretary and treasurer.
(3)	Consists of (i) 5,303,030 shares owned by the Purchasing Funds that were purchased in the Private Placement and (ii) 180,830 shares received by Mr. Frank in the Acquisition in exchange for the shares of Quasuras purchased by Mr. Frank in January 2017 directly from Quasuras. Mr. Frank serves as portfolio manager and consultant of MMC who may be deemed a control person of the Purchasing Funds. The address for Mr. Frank is c/o Manchester Management Company, LLC, 3 West Hill Place, Boston, MA, 02110.
(4)	Consists of (i) 4,545,455 shares purchased by such person in the Private Placement, (ii) 757,576 shares owned by JEB Partners LP, (iii) 180,830 shares owned and acquired by Mr. Frank in the Acquisition, and (iv) 180,830 shares owned and acquired by Mr. Besser in the Acquisition. The address for Manchester Explorer, L.P. is c/o Manchester Management Company, LLC, 3 West Hill Place, Boston, MA, 02110.
(5)	Consists of (i) 757,576 shares purchased by such person in the Private Placement, (ii) 4,545,455 shares owned by Manchester Explorer, (iii) 180,830 shares owned and acquired by Mr. Frank in the Acquisition, and (iv) 180,830 shares owned and acquired by Mr. Besser in the Acquisition. The address for JEB Partners, L.P. is c/o Manchester Management Company, LLC, 3 West Hill Place, Boston, MA, 02110.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the years ended June 30, 2017 and 2016, we borrowed $141,989 and $10,663, respectively from related persons to pay operating expenses.

On April 26, 2017, pursuant the SPA, Manchester purchased from the Company the 2,900,000 share Control Block for $375,000, approximately $0.13 per share, in the Control Block Acquisition, which following the closing thereof, such 2,900,000 shares represented approximately 83% of our issued and outstanding common stock.

Pursuant to the SPA, the then directors and officers of the Company appointed Mr. Besser as president and a director of the Company; and Mr. Frank as chief executive officer, chief financial officer, secretary, treasurer and a director of the Company, and immediately following such appointments, such prior directors and officers of the Company resigned as directors and officers of the Company.

In approximately February 2017, Mr. Besser and Mr. Frank purchased in the aggregate approximately four and a half (4.5%) percent of the capital stock of Quasuras (approximately 2.25% per person), for $100,000, and as a result received 361,660 shares of our common stock in the Acquisition (180,830 each), representing in the aggregate four and a half (4.5%) percent of the 7,582,060 shares of our common stock to the 3 Quasuras Shareholders (including Messrs. Besser and Frank) in the Acquisition, with the remaining approximately ninety-five and a half (95.5%) percent, or 7,220,400 shares, being issued to Mr. DiPerna.

Contemporaneously with and as a condition to the closing of the Private Placement, Manchester cancelled the 2,900,000 share Control Block purchased by it in the Control Block Acquisition.

Mr. Besser is the managing member of MMC, the general partner of each of the Purchasing Funds, one of who is Manchester; and Mr. Frank is the portfolio manager of and consultant to MMC. As a result of the above, Mr. Frank being a director of the Company prior to and following the Acquisition and the 5,303,030 shares of our common stock purchased by the Purchasing Funds in the Private Placement, Messrs. Besser and Frank, the Company, MMC and the Purchasing Funds may be deemed Affiliates of the Company.

In addition, as a result of the above, Mr. Besser and Mr. Frank may be deemed beneficial owners (as determined pursuant to Rule 13d-3 of the Exchange Act) of all 5,303,030 shares purchased by the Purchasing Funds in the Private Placement. Messrs. Besser and Frank, however, disclaim all such beneficial ownership.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

Mr. DiPerna and Mr. Frank are our only directors and neither independent. We currently intend in the future to obtain director and officer insurance and thereafter appoint persons to our board of directors who will be considered “independent directors” as defined in Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2017, and 2016:

	Year Ended June 30, 2017	Year Ended June 30, 2016
Audit Fees	$8,500	$6,200
Audit Related Fees	$0	$0
Tax Fees	$0	$400
All Other Fees	$0	$0
Total	$8,500	$6,600
F-20

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended June 30, 2017 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

No.	Description
2.1	Reorganization and Share Exchange Agreement, dated as of July 24, 2017, by and among Modular Medical, Inc., Quasuras, Inc., Paul DiPerna and the other stockholders of Quasuras, Inc [1]
3.1	Second Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on June 27, 2017 [2]
3.2	Amended Bylaws [3]
10.1	Common Stock Purchase Agreement dated as of April 5, 2017 by and among Bear Lake Recreation, Inc., Manchester Explorer, LP, a Delaware limited partnership and certain person named therein [1]
10.2	Form of Common Stock Purchase Agreement dated as of July 24, 2017 by and between the Company and the purchaser named therein [1]
10.3	Intellectual Property Transfer Agreement by and between Modular Medical, Inc., Quasuras, Inc. and Paul DiPerna [1]
10.4	Technology and Royalty Agreement dated as of July 24, 2017 by and between Modular Medical, Inc., Quasuras, Inc. and Paul DiPerna [1]
14.1	Code of Ethics [4]
31.1	Certification of Paul M. DiPerna pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [5]
32.2	Certification of Paul M. DiPerna of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002 [5]
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

1 As filed with our Current Report on Form 8-K filed July 28, 2017, and incorporated herein by reference.

2 As filed with our Current Report on Form 8-K filed June 29, 2017, and incorporated herein by reference.

3 As filed with our Form 10-KA for June 30, 2008, and incorporated herein by reference.

4 Incorporated herein by reference.

5 Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODULAR MEDICAL, INC.

Date:	October 11, 2017	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director
(principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul M. DiPerna	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, (principal financial and accounting	October 11, 2017
Paul M. DiPerna
officer) and Director (Chairman of the Board)

/s/ Morgan Frank	Director	October 11, 2017
Morgan Frank