Form 10-Q
period 2017-09-30
Modular Medical, Inc.
filed 2017-11-14
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 31, 2017

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

949 370 9062

(Registrant’s Telephone Number, Including Area Code)

N/A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2017
Common Capital Voting Stock, $0.001 par value per share	15,983,273 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

Modular Medical, Inc. And Subsidiary
(fka- Bear Lake Recreation, Inc.)
Condensed Consolidated Balance Sheets

	September 30, 2017
ASSETS	(Unaudited)	March 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$4,767,502	$392,007
Other current assets	2,909	306
TOTAL CURRENT ASSETS	4,770,411	392,313

Intangible assets, net	230	—
Property and equipment, net	2,399	—
Security deposit	7,500	—
TOTAL NON-CURRENT ASSETS	10,129	—

TOTAL ASSETS	$4,780,540	$392,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$21,404	$8,425
Payable to related party	—	21,256
TOTAL LIABILITIES	21,404	29,681

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 15,983,273 and 7,582,000 shares issued and outstanding, respectively as of September 30, 2017 and March 31, 2017	15,983	7,582
Additional paid-in capital	5,037,394	430,200
Accumulated deficit	(294,241)	(75,150)
TOTAL STOCKHOLDERS’ EQUITY	4,759,136	362,632

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,780,540	$392,313

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Modular Medical, Inc. And Subsidiary
(fka- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Operations
For The Three Month And Six Month Periods Ended September 30, 2017 and 2016
(Unaudited)

	Three Month Periods Ended September 30,		Six Month Periods Ended September 30,
	2017	2016	2017	2016
Net Revenues	$—	$—	$—	$—

Operating Expenses:
Consulting fee	134,188	—	134,188	—
Professional expenses	24,504	1,710	66,495	1,710
General and administration expenses	17,611	—	19,428	45
Total Operating Expenses	176,303	1,710	220,111	1,755
Loss From Operations	(176,303)	(1,710)	(220,111)	(1,755)

Other Income (Expenses):
Interest income	301	237	1,020	614

Loss Before Income Taxes	(176,002)	(1,473)	(219,091)	(1,141)

Provision for income taxes	—	—	—	—

Net Loss	$(176,002)	$(1,473)	$(219,091)	$(1,141)

Net Loss Per Share
Basic and Diluted:	$(0.016)	$(0.000)	$(0.020)	$(0.000)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	11,144,565	7,582,060	7,802,447	7,582,060
Diluted	11,144,565	7,582,060	7,802,447	7,582,060

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Modular Medical, Inc. And Subsidiary
(fka- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Cash Flows
For The Six Month Periods Ended September 30, 2017 and 2016
(Unaudited)

	2017		2016
Net loss		$(219,091)	$(1,141)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization		300	—

Increase in current assets:
Accounts receivable		(2,603)	—
Security deposits		(7,500)	—

Decrease in current liabilities:
Accounts payable and accrued expenses		(103,298)	—
Net cash used in operating activities		(332,192)	(1,141)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon reorganization		4,697,400	—
Purchase of property, plant and equipment		(2,699)	—
Purchase of intangible assets		(230)	—
Net cash provided by investing activities		4,694,471	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock		—	(187,951)
Proceeds from private placement		34,472	—
Repayment to related party, net		(21,256)	(12,252)
Net cash provided by (used in) financing activities		13,216	(200,203)

Net increase (decrease) in cash and cash equivalents		4,375,495	(201,344)

Cash and cash equivalents, at the beginning of the period		392,007	389,623

Cash and cash equivalents, at the end of the period		$4,767,502	$188,279

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments		$2,297	$—
Interest payments		$—	$786

Non- cash investing and financing activities:
Warrants granted on notes payable	$		$12,500

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Modular Medical, Inc. And Subsidiary
(fka- Bear Lake Recreation, Inc.)
Condensed Consolidated Statement of Stockholders’ Equity
For The Six Months Period Ended September 30, 2017
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2017	—	$—	7,582,000	$7,582	$430,200	$(75,150)	$362,632

Reorganization adjustment	—	—	8,401,273	8,401	4,607,194	—	4,615,595

Net loss for the six month period ended September 30, 2017	—	—	—	—	—	(219,091)	(219,091)

Balance as of September 30, 2017	—	$—	15,983,273	$15,983	$5,037,394	$(294,241)	$4,759,136

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MODULAR MEDICAL, INC.

FKA -BEAR LAKE RECREATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Modular Medical, Inc. (the “Company” or “Modular” or “we”) was organized under the laws of the State of Nevada on October 22, 1998, to engage in any lawful purpose.  The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Through the year ended June 30, 2001 the Company was seeking to rent out snowmobiles and all-terrain vehicles (ATV’s).  In June of 2000, the Company also purchased the rights to manufacture, use, market, and sell the Net Caddy, a backpack style bag used to transport fishing gear. The Company abandoned both the snowmobile and ATV’s plans, and the Net Caddy plans.

Quasuras, Inc. (Quauras) was incorporated in Delaware on April 20, 2015.

Quasuras has developed a hardware technology allowing people with diabetes to receive their daily insulin in two ways, through a continuous “basal” delivery allowing a small amount of insulin to be in the blood at all times and a “bolus” delivery to address meal time glucose input and to address when the blood glucose level becomes too high. By addressing the time and effort required to effectively treat their condition, Quasuras believes it can address the less technically savvy, less motivated part of the market.

Reorganization

On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among, the Company and Quasuras, the Company acquired 100% of the issued and outstanding shares of Quasuras for 7,582,000 shares of the Company, resulting in Quasuras becoming a wholly-owned subsidiary of the Company. Since the major shareholder of Quasuras retained control of both the Company and Quasuras, the share exchange was accounted for as a reverse merger. As such, the Company recognized the assets and liabilities of Quasuras, acquired in the Reorganization, at their historical carrying amounts.

Pursuant to the reorganization, the Company changed the fiscal year end from June 30 to March 31, to coincide with the year end for Quasuras, Inc.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following summarizes the more significant of such policies:

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the year ended June 30, 2017 and the Form 8-K filed on July 28, 2017. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of Modular Medical, Inc. and its wholly owned subsidiary Quasuras, Inc., collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

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

Operating Overhead Expense

Operating overhead expense consists primarily of consulting expense, professional services, rent, depreciation and amortization, and meetings and travel.

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

At September 30, 2017 and 2016, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended March 31, 2017 and prior years or in computing its tax provision for 2017. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities for the period ended March 31, 2017 to the present, generally for three years after they are filed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk is cash. The Company places its cash in what it believes to be credit-worthy financial institutions.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At September 30, 2017 and March 31, 2017, the Company had $4,767,502 and $392,007, respectively, in cash.  Deposits at the bank are insured up to $250,000 by the Federal Deposit Insurance Corporation. The Company’s uninsured portion of the balances held at the bank aggregated to approximately $4,267,501 and $142,007, respectively. No reserve has been made in the financial statements for any possible loss due to any financial institution failure.  The Company has not experienced any losses in such accounts and believes we are not exposed to any significant risk on cash and cash equivalents.

Property, Plant & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, 3 to 10 years; computer equipment, 2 to 3 years; buildings and improvements, 5 to 15 years; leasehold improvements, 2 to 10 years; and furniture and equipment, 1 to 5 years.

As of September 30, 2017 and March 31, 2017, property, plant and equipment amounted to:

	September 30, 2017	March 31, 2017
Computers and equipment	$2,699	$—
Less: accumulated depreciation	(300)	—
Property and equipment, net	$2,399	$—

Depreciation expense for the six months ended September 30, 2017 and 2016 was $300 and $0, respectively.

Fair Value of Financial Instrument

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

As of September 30, 2017 and 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for the years ended September 30, 2017 and 2016:

	Three Month Periods Ended September 30,		Six Month Periods Ended September 30,
	2017	2016	2017	2016

Net Loss	$(176,002)	$(1,473)	$(219,091)	$(1,141)

Net Loss Per Share
Basic and Diluted:	$(0.016)	$(0.000)	$(0.020)	$(0.000)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	11,144,565	7,582,060	7,802,447	7,582,060
Diluted	11,144,565	7,582,060	7,802,447	7,582,060

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

NOTE 2- REORGANIZATION AND PRIVATE PLACEMENT

On April 26, 2017, Modular, issued 2,900,000 shares (the “Control Block”), of newly issued, restricted common stock, par value, $0.001, per share, for a purchase price of $375,000, resulting in a change in control of Modular.

On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among, Modular, and 3 Quasuras Shareholders and Quasuras (the “Acquisition Agreement”), the Company acquired all 4,400,000 shares of Quasuras’ common stock which represented 100% of the issued and outstanding shares of Quasuras for 7,582,060 shares of our common stock, resulting in Quasuras becoming our wholly-owned subsidiary (the “Acquisition”).

Simultaneously with the closing of the Acquisition and as a condition thereto, we sold (the “Private Placement”), in a private placement an aggregate of 7,801,212 shares of our common stock pursuant to one or more exemptions from the registration requirements of the Securities Act, at a purchase price of $0.66 per share resulting in gross proceeds to us of approximately $5,100,000. Simultaneously with the Acquisition and Private Placement, the Company cancelled all 2,900,000 Control Block shares it had issued in the Control Block Acquisition (the “Share Cancellation”). In connection with the Private Placement, we paid $41,928 as compensation in connection with sales of our shares therein.

Following the Acquisition, the Private Placement and the Share Cancellation, we had issued and outstanding 15,983,272 shares of our common stock.

The cash received in the private placement was recorded as the cash received in reorganization in the accompanying financial statements.

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

NOTE 3 – ACCRUED EXPENSES

As of September 30, 2017 and March 31, 2017, accrued expenses amounted to $21,404 and $8,425, respectively. Accrued expenses comprised of accrued legal and professional charges as of September 30, 2017 and March 31, 2017.

	September 30, 2017	March 31, 2017
Legal and professional charges	$21,404	$8,425
	$21,404	$8,425

NOTE 4 – PAYABLE TO RELATED PARTY

Payable to related party comprises of the amounts paid by the major shareholder on behalf of the Company. The payable is unsecured, non- interest bearing and due on demand. As of September 30, 2017 and March 31, 2017, respectively, the payable to related party amounted to $0 and $21,256.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common stock

On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among, the Company and Quasuras Inc., the Company acquired 100% of the issued and outstanding shares of Quasuras for 7,582,000 shares of the Company, resulting in Quasuras becoming a wholly-owned subsidiary of the Company. The historical equity for Quasuras was restated pursuant to the reorganization.

The Company sold (the “Private Placement”), in a private placement an aggregate of 7,801,212 shares of our common stock pursuant to one or more exemptions from the registration requirements of the Securities Act, at a purchase price of $0.66 per share resulting in gross proceeds to us of approximately $5,100,000, simultaneously with the closing of the Acquisition and as a condition thereto. Simultaneously with the Acquisition and Private Placement, the Company cancelled all 2,900,000 Control Block shares it acquired pursuant to the Stock Purchase Agreement (See Note 2). In connection with the Private Placement, we paid $41,928 as compensation in connection with sales of our shares therein.

The Company has 50,000,000 shares of common stock authorized. The par value of the shares is $0.001. As of September 30, 2017, 15,983,000 shares of common stock of the Company were issued and outstanding.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. The par value of the shares is $0.001. As of September 30, 2017, none of the shares of preferred stock of the Company were issued.

NOTE 6 - INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, September 30, 2017 and 2016, will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at, September 30, 2017 and 2016. At September 30, 2017 and March 31, 2017, the Company had federal net operating loss carry-forwards of approximately $290,000 and $75,000, respectively, expiring beginning in 2036.

Deferred tax assets consist of the following components:

	September 30,	March 31,
	2017	2017
Net loss carryforward	$290,000	$75,000
Valuation allowance	(290,000)	(75,000)
Total deferred tax assets	$—	$—

NOTE 7 – ROYALTY AGREEMENT

On July 12, 2017, the Company entered into a royalty agreement with the founder and major shareholder. Pursuant to the agreement, the founder and major shareholder is assigning and transferring all of his rights in the intellectual property in return for royalty payments. The Company shall pay royalty to the founder on any sales of the royalty product sold or otherwise commercialized by the Company, equal to (a) US$0.75 on each sale of a royalty product, or (b) 5% of the gross sale price of the royalty product, whichever is less. The royalty payments shall cease and this agreement shall terminate, at such time as the total sum of royalty payments actually paid to the founder, pursuant to this agreement, reaches $10,000,000. The Company shall have the option to terminate this agreement at any time upon payment, to the founder, of the difference between total royalty payments actually made to him to date and the sum of $10,000,000. All payments of the royalties, if due, for the preceding quarter, shall be made by the Company within thirty days after the calendar quarter.

NOTE 8 – LEASE AGREEMENT

On August 21, 2017, the Company entered into a sublease agreement to rent office space. The term of the lease commences on September 1, 2017 and expires on December 14, 2019. The monthly rent for the lease is $3,000. The Company paid a deposit of $7,500 upon execution of the lease which has been recorded as a security deposit in the accompanying financial statements. The amounts of minimum lease payments and periods during which they become due are as follows:

Year	September 30,

2018	$36,000
2019	36,000
2020	6,000
Total minimum lease payment	$78,000

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued, November 10, 2017. Management concluded that no additional subsequent events required disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended (“Securities Act”) and Section 21e of the Securities Exchange Act of 1934, as amended (“Exchange Act”) regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.

Persons reviewing this Quarterly Report are cautioned that these statements reflect our current expectations regarding our possible future results of operations, performance, and achievements and any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Overview

The Company was organized under the laws of the State of Nevada on October 22, 1998 under the name Bear Lake Recreation Inc. Our initial operations consisted of renting snowmobiles and all-terrain vehicles (ATV’s). We had also planned on organizing snowmobile rental packages, which would have included lodging at Ideal Beach Resort at Bear Lake, Utah. On or about October 1999, we abandoned the snowmobile, ATV and lodging plans. On June 27, 2000, we entered into a licensing agreement with AlCORP, an Oregon limited liability company, to purchase the right to manufacture, use, market and sell the “NetCaddy,” a backpack style bag used to transport fishing gear. By the end of the first quarter of 2002, we had also abandoned the “Net Caddy” operations.

We had no material business operations from 2002 through June 2017 and we were a shell company as defined in Rule 12b-2 promulgated under the Exchange Act. As a shell company, we did not have material operations and had assets consisting solely of cash and cash equivalents. On April 26, 2017, there was a change of control of the Company. See our Current Report on Form 8-K dated April 5, 2017 filed with the Securities and Exchange Commission on April 5, 2017 and our Current Report on Form 8-K dated April 26, 2017 filed with the Securities and Exchange Commission on May 1, 2017

Pursuant to a Reorganization and Share Exchange Agreement dated as of July 24, 2017, there was a closing the transaction contemplated therein, a share cancellation and a private placement. With the acquisition of Quarsuras, Inc., a Delaware corporation (“Quarsuras”), we are now a development stage medical device company singularly focused on designing, developing and commercializing an innovative insulin pump to better serve the diabetic insulin delivery market that we believe will substantially improve the quality of life of persons requiring daily administration of fast acing insulin. Diabetes is a chronic, life-threatening disease for which there is no known cure. Type 1 diabetes is an autoimmune disease whereby the immune system attacks and destroys beta cells in the pancreas leaving it unable to produce insulin. Type 2 diabetes is most commonly caused by the development of insulin resistance that prevents the body from properly using insulin. Insulin is a life sustaining hormone that allows cells in the body to absorb glucose and store it or covert it to energy, those with diabetes are left unable to properly process sugars resulting in excessive sugar in their bloodstream.

Our developed hardware technology we believe allows people with diabetes to receive their daily insulin in two ways, through a continuous “basal” delivery allowing a small amount of insulin to be in the blood at all times and a “bolus” delivery to address meal time glucose input and to address when the blood glucose level elevates beyond an acceptable level. See Part II – Other Information – Item 2. See also Current Report on Form 8-K dated July 24, 2017 filed with the Securities and Exchange Commission on July 28, 2017.

Results of Operations – for the Six Months Ended September 30, 2017 and Compared to the Six Months ended September 30, 2016

Overview:

We reported a net loss of $219,091 for the six months ended September 30, 2017 and $1,141 for the six months ended September 30, 2016. The increase in our net loss from September 30, 2016 to September 30, 2017, is due to an increase in Consulting fee, Professional fee and General and Administrative Expenses.

Revenues:

Revenue for the six month period ended September 30, 2017 and for the six month period ended September 30, 2016 respectively was $0.

Operating Expenses:

Operating expenses were $220,111 for the six month period ended September 30, 2017 and $1,755 for the six month period ended September 30, 2016, which increase was largely attributed to the consulting fee paid to outside consultants, professional fee paid for the quarterly filings and the general and administrative expenses. The Company had minimal operations during the six months ended September 30, 2016 hence the operating expenses were also low.

Interest Income:

Interest income for the six months ended September 30, 2017 and 2016 was $1,020 and $614, respectively.

Assets and Liabilities:

As of September 30, 2017, we had total current assets of $4,770,411 of which $4,767,502 were cash and cash equivalents, and current liabilities of $21,404. As of September 30, 2016, we had total current assets of $392,313 and current liabilities of $29,681.

Results of Operations – for the Three Months Ended September 30, 2017 and Compared to the Three Months ended September 30, 2016

Overview:

We reported a net loss of $176,002 for the three months ended September 30, 2017 and $1,473 for the three months ended September 30, 2016. The increase in our net loss from September 30, 2016 to September 30, 2017, is due to an increase in Consulting fee, Professional fee and General and Administrative Expenses.

Revenues:

Revenue for the three month period ended September 30, 2017 and for the three month period ended September 30, 2016 respectively was $0.

Operating Expenses:

Operating expenses were $176,303 for the three month period ended September 30, 2017 and $1,710 for the three month period ended September 30, 2016, which increase was largely attributed to the consulting fee paid to outside consultants, professional fee paid for the quarterly filings and the general and administrative expenses. The Company had minimal operations during the three months ended September 30, 2016 hence the operating expenses were also low.

Interest Income:

Interest income for the three months ended September 30, 2017 and 2016 was $301 and $237, respectively.

Liquidity and Capital Resources

Net Cash Used In Operating Activities

We used $332,192 of cash to fund operating activities during the six months ended September 30, 2017, compared to $1,140 in the six months ended September 30, 2016.  More cash was used to fund operating activities during the first six months of 2017 due to increased losses generated by our Company and the increase in accounts receivables security deposit.

Net Cash Used In Investing Activities

Investing activities provided $4,694,471 cash in the six months ended September 30, 2017, compared to no cash generated by investing and financing activities in the comparable prior year period.  The main source of the cash was the reverse acquisition completed in July 2017. The subsidiary issued shares pursuant to a private placement completed simultaneously with the reverse acquisition. The cash collected in the private placement was acquired by the Company at the time of the reverse acquisition.

Net Cash Provided By Financing Activities

We generated $13,216 of cash from financing activities in the six months ended September 30, 2017, compared to using $200,204 of cash from financing activities in the comparable prior year period.  The increase in cash from financing activities was attributable to the private placement monies received subsequent to the reverse merger, net of the repayment of $21,256 to the related party. For the same period in the prior year, the Company paid $187,952 pursuant to a repurchase of common stock and repaid $12,252 to the related party.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, June 30, 2017 and September 30, 2017, we had not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Additional Information.

We file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, and Washington, D.C. 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

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

Under the supervision and with the participation of our Chief Executive Officer – Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based on this evaluation, our Chief Executive Officer - Chief Financial Officer concluded as of September 30, 2017, that our disclosure controls and procedures were not effective due to the material weaknesses of: (i) lack of segregation of incompatible duties, and (ii) insufficient Board of Directors representation.

Changes in Internal Control over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any legal proceedings pending or that have been threatened against us or our properties.

Item 1A. Risk Factors.

No report is required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Change of Control.

On April 26, 2017, pursuant to a Common Stock Purchase Agreement dated as of April 5, 2017 by and among Manchester Explorer, LP, a Delaware limited partnership (“Manchester”), the Company and certain person named therein (the “SPA”), Manchester purchased from the Company (the “Control Block Acquisition”) 2,900,000 shares (the “Control Block”), of newly issued, restricted common stock, par value, $0.001, per share, for a purchase price of $375,000 (approximately $0.13 per share), resulting in a change in control of the Company, Manchester owning approximately 83% of our then issued and outstanding common stock and James E. Besser (“Besser”) being appointed president and a director and Morgan C. Frank (“Frank”) being appointed the chief executive officer, chief financial officer, secretary, treasurer and a director of the Company. Messrs. Besser and Frank may be deemed affiliates (as defined in the Securities Act) of Manchester. The foregoing description of the Control Block Acquisition and the SPA does not purport to be complete and is qualified in its entirety to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017.

The Acquisition.

On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among, the Company, Paul M. DiPerna, (“DiPerna”) the sole officer and director and the controlling stockholder of Quasuras, Besser and Frank who in approximately February 2017 purchased in the aggregate 200,000 shares of Quasuras common stock for an aggregate purchase price of $100,000 (Besser, Frank and DiPerna, shall sometimes be collectively referred to as the “Quasuras Shareholders”) and Quasuras (the “Acquisition Agreement”), the Company acquired all 4,400,000 shares of Quasuras’ common stock owned by the Quasuras Shareholders (which represented 100% of the issued and outstanding shares of Quasuras) for 7,582,060 shares of our common stock, resulting in Quasuras becoming our wholly-owned subsidiary (the “Acquisition”) and DiPerna owning approximately 47% of our issued and outstanding common stock, after giving effect to the Private Placement (as described below) and the Share Cancellation (as described below). Simultaneously with the closing of the Acquisition and pursuant to the Acquisition Agreement (i) Besser resigned as president and a director and Frank resigned as chief executive officer, chief financial officer, secretary, and treasurer but remained a director of the Company, and (ii) DiPerna was appointed our Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

In anticipation of the closing of the Acquisition, on June 27, 2017, Bear Lake changed its name from “Bear Lake Recreation, Inc.” to “Modular Medical, Inc.” and we changed our trading symbol from “BLKE” to “MODD,” effective on June 29, 2017.

The Private Placement and the Share Cancellation.

Simultaneously with the closing of the Acquisition and as a condition thereto, we sold and issued in a private placement an aggregate of 7,801,212 shares of our common stock pursuant to one or more exemptions from the registration requirements of the Securities Act at a purchase price of $0.66 per share resulting in gross proceeds to us of approximately $5,100,000. Manchester and JEB Partners, L.P. (“JEBP”), an affiliate fund of Manchester (together with Manchester, collectively, the “Purchasing Funds”) purchased in the Private Placement in the aggregate 5,303,030 shares for $3,500,000; and DiPerna, in addition to his prior investment of approximately $600,000 of his personal funds into Quasuras prior to the Acquisition, purchased in the Private Placement 303,030 shares for approximately $200,000. Simultaneously with the Acquisition and Private Placement, Manchester cancelled all 2,900,000 Control Block shares it acquired in the Control Block Acquisition. In connection with the Private Placement, we paid $41,928 as compensation in connection with sales of our shares therein.

Following the Acquisition, the private placement and the share cancellation, we had issued and outstanding 15,983,272 shares of our common stock of which DiPerna owned 7,523,430 shares, Manchester, JEBP, Besser and Frank owned in the aggregate 5,664,690 shares and the other purchasers in the private placement owned 2,195,151 shares. Simultaneously with and as a condition to the closing of the Acquisition and the private placement, pursuant to an intellectual property transfer agreement dated as of July 24, 2017, by and among, us, Quasuras and DiPerna, DiPerna transferred to us all intellectual property rights owned directly and/or indirectly by him related to our proposed business. Separately, we agreed to pay DiPerna as part of his compensation for services to be performed for us pursuant to a royalty agreement certain fees based upon future sales, if any, of our proposed product subject to a maximum $10,000,000 cap on the aggregate amount of fees that DiPerna could earn from such arrangement.

DiPerna is subject to confidentiality, non-compete and invention agreements with us.

The foregoing descriptions of The Acquisition and The Private Placement and Share Cancellation not purport to be complete and are qualified in their entirety by reference to the Current Report on Form 8-K dated July 24, 2017 filed with the Securities and Exchange Commission on July 28, 2017.

Item 3. Defaults Upon Senior Securities.

No report is required.

Item 4. Mine Safety Disclosure.

Not Applicable.

Item 5. Other Information.

As a result of the Change of Control referred to in Part II – Other Information, we had total assets, cash and cash equivalents as of June 30, 2017 of $1,372,400. Our net cash provided by financing activities for the year ended June 30, 2017 was $1,467,210. The net cash provided by financing activities for the year ended June 30, 2017 was primarily attributable to proceeds from the sale of common stock of $240,000, collection for shares to be issued in private placement of $1,372,400, offset by repayments to related parties of $131,092 and repurchase and cancellations to shares of common stock of $14,098.  Our total liabilities, current expenses as of June 30, 2017 was $ 74,420.

We closed The Acquisition, referred to in Part II – Other Information on July 24, 2017, and this transaction was accounted for as a recapitalization effected by a share exchange, wherein Quasuras is considered the acquirer for accounting and financial reporting purposes. The Company changed the fiscal year end from June 30 to March 31, to coincide with the year end for Quasuras.

Further, as a result, our management discussion and analysis contained in our Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission on October 11, 2017 covers our operations as they existed at June 30, 2017, without regard for the Acquisition or Quasuras’ operations.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Identification of Exhibit.

2.1	Reorganization and Share Exchange Agreement, dated as of July 24, 2017, by and among Modular Medical, Inc., Quasuras, Inc., Paul DiPerna and the other stockholders of Quasuras, Inc. [1]
3.1	Second Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on June 27, 2017 [2]
3.2	Amended Bylaws [3]
10.1	Common Stock Purchase Agreement dated as of April 5, 2017 by and among Bear Lake Recreation, Inc., Manchester Explorer, LP, a Delaware limited partnership and certain person named therein [1]
10.2	Form of Common Stock Purchase Agreement dated as of July 24, 2017 by and between the Company and the purchaser named therein [1]
10.3	Intellectual Property Transfer Agreement by and between Modular Medical, Inc., Quasuras, Inc. and Paul DiPerna [1]
10.4	Technology and Royalty Agreement dated as of July 24, 2017 by and between Modular Medical, Inc., Quasuras, Inc. and Paul DiPerna [1]
14.1	Code of Ethics [4]
31.1	Certification of Paul M. DiPerna, CEO Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Paul M. DiPerna, CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(b) Reports on Form 8-K.

Current Report on Form 8-K dated April 5, 2017 filed with the Securities and Exchange Commission on April 5, 2017.

Current Report on Form 8-K dated April 26, 2017 filed with the Securities and Exchange Commission on May 1, 2017.

Current Report on Form 8-K dated July 24, 2017 filed with the Securities and Exchange Commission on July 28, 2017.

1 As filed with our Current Report on Form 8-K filed July 28, 2017, and incorporated herein by reference.

2 As filed with our Form 10-K for June 30, 2017, filed October 11, 2017, and incorporated herein by reference.

3 As filed with our Form 10-K/A for June 30, 2008, filed on September 2, 2009, and incorporated herein by reference.

4 As filed with our Form 10-KSB for June 30, 2004, filed on November 12, 2004, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date:	November 14, 2017	By:	/s/ Paul M. DiPerna
Paul M. DiPerna Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director