Form 10-Q
period 2017-12-31
Modular Medical, Inc.
filed 2018-02-14
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2017
Common Capital Voting Stock, $0.001 par value per share	15,983,273 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

Modular Medical, Inc. And Subsidiary
(fka- Bear Lake Recreation, Inc.)
Condensed Consolidated Balance Sheets

	December 31, 2017
	(Unaudited)	March 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,510,052	$392,007
Other current assets	2,909	306
TOTAL CURRENT ASSETS	4,512,961	392,313

Intangible assets, net	230	—
Property and equipment, net	12,274	—
Security deposit	7,500	—
TOTAL NON-CURRENT ASSETS	20,004	—

TOTAL ASSETS	$4,532,965	$392,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$32,601	$8,425
Payable to related party	—	21,256
TOTAL CURRENT LIABILITIES	32,601	29,681

Commitments and Contingencies (See Note 7)	—	—
TOTAL LIABILITIES	32,601	29,681

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common Stock, $0.001 par value, 50,000,000 shares authorized, 15,983,273 and 7,582,000 shares issued and outstanding, respectively as of December 31, 2017 and March 31, 2017	15,983	7,582
Additional paid-in capital	5,037,394	430,200
Accumulated deficit	(553,013)	(75,150)
TOTAL STOCKHOLDERS’ EQUITY	4,500,364	362,632

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,532,965	$392,313

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Modular Medical, Inc. And Subsidiary
(fka- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Operations
For The Three Month And Nine Month Periods Ended December 31, 2017 and 2016
(Unaudited)

	Three Month Periods Ended December 31,		Nine Month Periods Ended December 31,
	2017	2016	2017	2016

Net Revenues	$—	$—	$—	$—

Operating Expenses:
Consulting fee	10,091	—	56,525	—
Professional expenses	34,497	5,795	100,992	7,505
Research and development	171,045	—	258,799	—
Depreciation expense	458	—	758	—
General and administration expenses	44,769	17	63,897	62
Total Operating Expenses	260,860	5,812	480,971	7,567
Loss From Operations	(260,860)	(5,812)	(480,971)	(7,567)

Other Income (Expenses):
Interest income	2,888	185	3,908	799

Loss Before Income Taxes	(257,972)	(5,627)	(477,063)	(6,768)

Provision for income taxes	800	800	800	800

Net Loss	$(258,772)	$(6,427)	$(477,863)	$(7,568)

Net Loss Per Share
Basic and Diluted:	$(0.016)	$(0.001)	$(0.037)	$(0.001)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	15,983,273	7,582,060	12,895,670	7,582,060
Diluted	15,983,273	7,582,060	12,895,670	7,582,060

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Modular Medical, Inc. And Subsidiary
(fka- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Cash Flows
For The Nine Month Ended December 31, 2017 and 2016
(Unaudited)

	2017	2016
Net loss	$(477,863)	$(7,568)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	758	—
Adjustment to reorganization expenses	34,472	—

Increase in current assets:
Accounts receivable	—	(306)
Other assets	(10,103)	—

Decrease in current liabilities:
Accounts payable and accrued expenses	(92,101)	—
Net cash used in operating activities	(544,837)	(7,874)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon reorganization	4,697,400	—
Purchase of property, plant and equipment	(13,032)	—
Purchase of intangible assets	(230)	—
Net cash provided by investing activities	4,684,138	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(187,951)
Repayment to related party, net	(21,256)	(192,333)
Net cash provided by (used in) financing activities	(21,256)	(380,284)

Net increase (decrease) in cash and cash equivalents	4,118,045	(388,158)

Cash and cash equivalents, at the beginning of the period	392,007	389,623

Cash and cash equivalents, at the end of the period	$4,510,052	$1,465

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$800	$800
Interest payments	$—	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MODULAR MEDICAL, INC.

FKA -BEAR LAKE RECREATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the fiscal year ended June 30, 2017 and the Form 8-K filed on July 28, 2017. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended June 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018.

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

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were approximately $259,000 and $0 for the nine months ended December 31, 2017 and 2016, respectively, and approximately $171,045 and $0 for the three months ended December 31, 2017 and 2016, respectively.

General and Administration

General and administration expense consists primarily of payroll and benefit related costs, rent, office expenses, and meetings and travel.

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

At December 31, 2017 and 2016, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended March 31, 2017 and prior years or in computing its tax provision for 2017. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities for the period ended March 31, 2017 to the present, generally for three years after they are filed.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2017 and March 31, 2017, the Company had $4,510,052 and $392,007, respectively, in cash.  Deposits at the bank are insured up to $250,000 by the Federal Deposit Insurance Corporation. The Company’s uninsured portion of the balances held at the bank aggregated to approximately $4,010,052 and $142,007, respectively. No reserve has been made in the financial statements for any possible loss due to any financial institution failure.  The Company has not experienced any losses in such accounts and believes we are not exposed to any significant risk on cash and cash equivalents.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of December 31, 2017 and March 31, 2017, the Company had no inventory.

Property, Plant & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, three to 10 years; computer equipment, two to three years; buildings and improvements, five to 15 years; leasehold improvements, two to 10 years; and furniture and equipment, one to five years.

As of December 31, 2017 and March 31, 2017, property, plant and equipment amounted to:

	December 31,	March 31,
	2017	2017
Computers and equipment	$13,032	$—
Less: accumulated depreciation	(758)	—
Property and equipment, net	$12,274	$—

Depreciation expenses for the nine months ended December 31, 2017 and 2016 was $758 and $0, respectively.

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

As of December 31, 2017 and March 31, 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2017 and 2016:

	Three Month Periods Ended December 31,		Nine Month Periods Ended December 31,
	2017	2016	2017	2016

Net Loss	$(258,772)	$(6,427)	$(477,863)	$(7,568)

Net Loss Per Share
Basic and Diluted:	$(0.016)	$(0.001)	$(0.037)	$(0.001)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	15,983,273	7,582,060	12,895,670	7,582,060
Diluted	15,983,273	7,582,060	12,895,670	7,582,060

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

NOTE 3 – ACCRUED EXPENSES

As of December 31, 2017 and March 31, 2017, accrued expenses amounted to $32,601 and $8,425, respectively. Accrued expenses comprised of accrued legal and professional charges as of December 31, 2017 and March 31, 2017.

NOTE 4 – PAYABLE TO RELATED PARTY

Payable to related party comprises of the amounts paid by the major shareholder on behalf of the Company. The payable is unsecured, non- interest bearing and due on demand. As of December 31, 2017 and March 31, 2017, respectively, the payable to related party amounted to $0 and $21,256.

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

The Company has 50,000,000 shares of common stock authorized. The par value of the shares is $0.001. As of December 31, 2017, 15,983,000 shares of common stock of the Company were issued and outstanding.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. The par value of the shares is $0.001. As of December 31, 2017, none of the shares of preferred stock of the Company were issued.

Stock Options

On October 19, 2017, the board approved an Employee Stock Option Program (“ESOP”) that reserves 3,000,000 shares to be issued. As of December 31, 2017, no options has been granted.

NOTE 6 - INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, December 31, 2017 and 2016, will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at, December 31, 2017 and 2016. At December 31, 2017 and March 31, 2017, the Company had federal net operating loss carry-forwards of approximately $290,000 and $75,000, respectively, expiring beginning in 2037.

Deferred tax assets consist of the following components:

	December 31,	March 31
	2017	2017
Net loss carryforward	$550,000	$75,000
Valuation allowance	(550,000)	(75,000)
Total deferred tax assets	$—	$—

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

Year	December 31,

2018	$36,000
2019	33,000
Total minimum lease payment	$69,000

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

We had no material business operations from 2002 through June 2017 and we were a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). As a shell company, we did not have material operations and had assets consisting solely of cash and cash equivalents. On April 26, 2017, there was a change of control of the Company. See our Current Report on Form 8-K dated April 5, 2017 filed with the Securities and Exchange Commission on April 5, 2017 and our Current Report on Form 8-K dated April 26, 2017 filed with the Securities and Exchange Commission on May 1, 2017

On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among, the Company, Paul M. DiPerna, the sole officer and director and the controlling stockholder of Quasuras Inc., a Delaware company (“Quasuras”), Messrs. Besser and Frank (Messrs. Besser, Frank and Mr. DiPerna, shall sometimes be collectively referred to as the “3 Quasuras Shareholders”) and Quasuras (the “Acquisition Agreement”), the Company acquired all 4,400,000 issued and outstanding shares of Quasuras’ common stock owned by the 3 Quasuras Shareholders (which represented 100% of the issued and outstanding shares of Quasuras) in exchange for 7,582,060 shares of our common stock, resulting in Quasuras becoming our wholly-owned subsidiary (the “Acquisition”) and Mr. DiPerna owning approximately 47% of our issued and outstanding common stock.

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

We are now a development stage medical device company focused on designing, developing and commercializing an innovative insulin pump to better serve the diabetic insulin delivery market that we believe will substantially improve the quality of life of persons requiring daily administration of fast acing insulin. Diabetes is a chronic, life-threatening disease for which there is no known cure. Type 1 diabetes is an auto immune disease whereby the immune system attacks and destroys beta cells in the pancreas leaving it unable to produce insulin. Type 2 diabetes is most commonly caused by the development of insulin resistance that prevents the body from properly using insulin. Insulin is a life sustaining hormone that allows cells in the body to absorb glucose and store it or covert it to energy, those with diabetes are left unable to properly process sugars resulting in excessive sugar in their bloodstream.

Our developed hardware technology, we believe, allows people with diabetes to receive their daily insulin in two ways, through a continuous “basal” delivery allowing a small amount of insulin to be in the blood at all times and a “bolus” delivery to address meal time glucose input and to address when the blood glucose level elevates beyond an acceptable level. See Part II – Other Information – Item 2.

For additional information regarding the Acquisition, see our Current Report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on July 28, 2017.

Results of Operations – for the Nine Months Ended December 31, 2017 and Compared to the Nine Months ended December 31, 2016

Overview:

We reported a net loss of $477,863 for the nine months ended December 31, 2017 and $7,568 for the nine months ended December 31, 2016. The increase in our net loss from December 31, 2016 to December 31, 2017, is due to an increase in Consulting fee, Professional fee and General and Administrative Expenses.

Revenues:

Revenue for the nine month period ended December 31, 2017 and for the nine month period ended December 31, 2016 respectively was $0.

Operating Expenses:

Operating expenses were $480,971 for the nine month period ended December 31, 2017 and $7,567 for the nine month period ended December 31, 2016, which increase was largely attributed to the consulting fee paid to outside consultants, professional fee paid for the quarterly filings and the general and administrative expenses. The Company had minimal operations during the nine months ended December 31, 2016 hence the operating expenses were also low.

Interest Income:

Interest income for the nine months ended December 31, 2017 and 2016 was $3,908 and $799, respectively.

Assets and Liabilities:

As of December 31, 2017, we had total current assets of $4,532,965 of which $4,510,052 were cash and cash equivalents, and current liabilities of $32,601. As of December 31, 2016, we had total current assets of $392,313 and current liabilities of $29,681.

Results of Operations – for the Three Months Ended December 31, 2017 and Compared to the Three Months ended December 31, 2016

Overview:

We reported a net loss of $258,772 for the three months ended December 31, 2017 and $6,427 for the three months ended December 31, 2016. The increase in our net loss from December 31, 2016 to December 31, 2017, is due to an increase in Consulting fee, Professional fee and General and Administrative Expenses.

Revenues:

Revenue for the three month period ended December 31, 2017 and for the three month period ended December 31, 2016 respectively was $0.

Operating Expenses:

Operating expenses were $260,860 for the three month period ended December 31, 2017 and $5,812 for the three month period ended December 31, 2016, which increase was largely attributed to the consulting fee paid to outside consultants, professional fee paid for the quarterly filings and the general and administrative expenses. The Company had minimal operations during the three months ended December 31, 2016 hence the operating expenses were also low.

Interest Income:

Interest income for the nine months ended December 31, 2017 and 2016 was $2,888 and $185, respectively.

Liquidity and Capital Resources

Net Cash Used In Operating Activities

We used $544,837 of cash to fund operating activities during the nine months ended December 31, 2017, compared to $7,874 in the nine months ended December 31, 2016.  More cash was used to fund operating activities during the first nine months of 2017 due to increased losses generated by our Company and the increase in accounts receivables security deposit.

Net Cash Used In Investing Activities

Investing activities provided $4,684,138 cash in the nine months ended December 31, 2017, compared to no cash generated by investing and financing activities in the comparable prior year period.  The main source of the cash was the reverse acquisition completed in July 2017. The subsidiary issued shares pursuant to a private placement completed simultaneously with the reverse acquisition. The cash collected in the private placement was acquired by the Company at the time of the reverse acquisition.

Net Cash Provided By Financing Activities

We used $21,256 of cash from financing activities in the nine months ended December 31, 2017, compared to using $380,284 of cash from financing activities in the comparable prior year period.  The decrease in cash from financing activities was attributable the repayment of $21,256 to the related party. For the same period in the prior year, the Company paid $187,951 pursuant to a repurchase of common stock and repaid $192,333 to the related party.

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

Off-Balance Sheet Arrangements

As of December 31, 2017 and December 31, 2016, we had not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Under the supervision and with the participation of our Chief Executive Officer/ Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based on this evaluation, our Chief Executive Officer -Chief Financial Officer concluded as of December 31, 2017, that our disclosure controls and procedures were not effective due to the material weaknesses material weaknesses of: (i) lack of segregation of incompatible duties, and (ii) insufficient Board of Directors representation.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A. Risk Factors.

No report is required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Change of Control.

On April 26, 2017, pursuant to a Common Stock Purchase Agreement dated as of April 5, 2017 by and among Manchester Explorer, LP, a Delaware limited partnership (“Manchester”), Bear Lake and certain person named therein (the “SPA”) Manchester purchased from Bear Lake (the “Control Block Acquisition”) 2,900,000 shares (the “Control Block”), of newly issued, restricted common stock, par value, $0.001, per share, for a purchase price of $375,000 (approximately $0.13 per share), resulting in a change in control of Bear Lake, Manchester owning approximately 83% of our then issued and outstanding common stock and James E. Besser (“Besser”) being appointed president and a director and Morgan C. Frank (“Frank”) being appointed the chief executive officer, chief financial officer, secretary, treasurer and a director of Bear Lake. Messrs. Besser and Frank may be deemed affiliates (as defined in the Securities Act) of Manchester. The foregoing description of the Control Block Acquisition and the SPA does not purport to be complete and is qualified in its entirety to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017.

The Acquisition.

On July 24, 2017, pursuant to the Acquisition Agreement, the Company acquired all 4,400,000 shares of Quasuras’ common stock (which represented 100% of the issued and outstanding shares of Quasuras) for 7,582,060 shares of our common stock, resulting in Quasuras becoming our wholly-owned subsidiary and Mr. DiPerna owning approximately 47% of our issued and outstanding common stock, after giving effect to the Private Placement (as described below) and the Share Cancellation (as described below). Simultaneously with the closing of the Acquisition and pursuant to the Acquisition Agreement (i) Besser resigned as president and a director and Frank resigned as chief executive officer, chief financial officer, secretary, and treasurer but remained a director of the Company, and (ii) DiPerna was appointed our Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

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

The foregoing descriptions of The Acquisition and The Private Placement and Share Cancellation not purport to be complete and are qualified in their entirety by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2017.

Item 3. Defaults Upon Senior Securities.

No report is required.

Item 4. Mine Safety Disclosure.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description Of Document

31.1	Certification of Paul M. DiPerna pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul M. DiPerna of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date:	February 14, 2018	By:	/s/ Paul M. DiPerna
Paul M. DiPerna Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director