Form 10-K
period 2018-03-31
Modular Medical, Inc.
filed 2018-06-29
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. – 000-49671

MODULAR MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0620495
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

800 West Valley Parkway, Suite 203

Escondido, CA 92025

(Address of Principal Executive Offices)

(949) 370-9062

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company:

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

The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.38) on March 31, 2018, as quoted on the OTC Pink Sheets of the Financial Industry Regulatory Authority (“FINRA”). There were 2,597,194 shares of common voting stock held by non-affiliates, valued in the aggregate at $986,934.

Outstanding Shares

As of March 31, 2018, the Registrant had 15,983,273 shares of common stock outstanding.

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

The following is a summary of material business developments since our inception through March 2018:

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

The Control Block Acquisition

On April 26, 2017, pursuant to a Common Stock Purchase Agreement, dated as of April 5, 2017, by and among Manchester Explorer, LP, a Delaware limited partnership (“Manchester”), the Company and certain persons named therein (the “SPA”), Manchester purchased from the Company (the “Control Block Acquisition”) 2,900,000 shares (the “Control Block”), of newly issued, restricted common stock, par value, $0.001, per share, for a purchase price of $375,000 (approximately $0.13 per share), resulting in a change in control of the Company. In connection with the Control Block Acquisition, James E. Besser was appointed president and a director and Morgan C. Frank was appointed the chief executive officer, chief financial officer, secretary, treasurer and a director of the Company and immediately following such appointments, Wayne R. Bassham resigned as director and President, Derrick M. Albiston resigned as director and Vice President, and Todd L. Albiston resigned as director, Secretary and Treasurer of the Company. For additional information regarding the Control Block Acquisition, see our Current Report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2017.

The Acquisition

On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among the Company, Paul M. DiPerna, the sole officer and director and the controlling stockholder of Quasuras Inc., a Delaware company (“Quasuras”), Messrs. Besser and Frank (Messrs. Besser, Frank and Mr. DiPerna, shall sometimes be collectively referred to as the “3 Quasuras Shareholders”) and Quasuras (the “Acquisition Agreement”), the Company acquired all 4,400,000 issued and outstanding shares of Quasuras’ common stock owned by the 3 Quasuras Shareholders (which represented 100% of the issued and outstanding shares of Quasuras) in exchange for 7,582,060 shares of our common stock, resulting in Quasuras becoming our wholly-owned subsidiary (the “Acquisition”) and Mr. DiPerna owning approximately 47% of our issued and outstanding common stock, after giving effect to the Private Placement (as defined below) and the Share Cancellation (as defined below). Simultaneously with the closing of the Acquisition and pursuant to the Acquisition Agreement, (i) Mr. Besser resigned as president and a director and Mr. Frank resigned as chief executive officer, chief financial officer, secretary, and treasurer, but remained a director of the Company, and (ii) Mr. DiPerna was appointed our chairman, chief executive officer, chief financial officer, secretary and treasurer.

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

Simultaneously with the closing of the Acquisition and as a condition thereto, we sold (the “Private Placement”), in a private placement an aggregate of 7,233,031 for cash and 568,182 from reissuance of previously cancelled shares of our common stock pursuant to one or more exemptions from the registration requirements of the Securities Act, at a purchase price of $0.66 per share resulting in net proceeds to us of approximately $4,731,872. Simultaneously with the Acquisition and Private Placement, the Company cancelled all 2,900,000 Control Block shares it had issued in the Control Block Acquisition (the “Share Cancellation”). In connection with the Private Placement, we paid $41,928 as compensation in connection with sales of our shares therein.

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

Number of Total Employees and Number of Full-Time Employees

We currently employ the following four (4) employees at the Company:

•	Paul DiPerna, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (August 1, 2017 - Present);

•	Marc Goldman, Consultant (August 1, 2017 - Present);

•	Maria Shellhart, Bookkeeper (January 1, 2018 - Present); and

•	Freeman Rose, Consultant (September 1, 2017 – Present).

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports or registration statements that we have previously filed electronically with the SEC at its Internet site at www.sec.gov. Please call the SEC at (202) 551-8090 for further information on this or other Public Reference Rooms. Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

PART II

ITEM 2: PROPERTIES

As of March 31, 2018, we had property consisting of computers and equipment, totaling $13,259 ($15,103 less accumulated depreciation); our principal executive office address were previously located at 3 West Hill Place, Boston, MA 02110, which was provided free of charge by Manchester, and our telephone number was 617-856-8995. Our executive offices are now located at 800 West Valley Parkway, Suite 203, Escondido, CA 92025, and our telephone number is (949) 370-9062.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent (5%) of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTCQB, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing	High	Low
2016
January 1 – March 31.38		.38
April 1 – June 30.38		.38
July 1 – September 30.38		.38
October 1 – December 31.38		.38
2017
January 1 – March 31.38		.38
April 1 – June 30.38		.38
July 1 – September 30.38		.38
October 1 – December 31.38		.38
2018
January 1 – March 31.38		.38

These prices were obtained from the OTC Markets Group, Inc. and do not necessarily reflect actual transactions, retail markups, markdowns or commissions.

Holders

We currently have 78 stockholders, not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Private Placement and the Share Cancellation

Simultaneously with the closing of the Acquisition and as a condition thereto, we sold in the Private Placement an aggregate of 7,233,031 for cash and 568,182 from reissuance of previously cancelled shares of our common stock pursuant to one or more exemptions from the registration requirements of the Securities Act, at a purchase price of $0.66 per share, resulting in net proceeds to us of approximately $4,731,872.

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

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

• Current public information;

• Volume limitations;

• Manner of sale requirements for equity securities; and

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

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

• Current public information;

• Volume limitations;

• Manner of sale requirements for equity securities; and

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

7

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

Use of Proceeds of Registered Securities

There were approximately $4,731,872 net proceeds received during the year ended March 31, 2018, from the sale of registered securities.

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

On June 27, 2000, we entered into a licensing agreement with AlCORP, an Oregon limited liability company, to purchase the right to manufacture, use, market and sell the “NetCaddy,” a backpack style bag used to transport fishing gear. By the end of the first quarter of 2002, we had also abandoned the “Net Caddy” operations. We realized only minimal sales through our e-commerce site and 800-number infomercial advertisements. Additionally, due to the exhaustion of our capital resources, we could no longer maintain the infrastructure required for sales promotion while faced with limited consumer demand.

We had no material business operations from 2002 through the Acquisition and we were a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). As a shell company, we did not have material operations and had assets consisting solely of cash and cash equivalents.

On July 24, 2017, pursuant to a the Acquisition Agreement, by and among, the Company, 3 Quasuras Shareholders and Quasuras, the Company acquired all 4,400,000 shares of Quasuras’ common stock owned by the 3 Quasuras Shareholders (which represented one hundred percent (100%) of the issued and outstanding shares of Quasuras) resulting in Quasuras becoming our wholly-owned subsidiary and Mr. DiPerna owning approximately forty-seven percent (47%) of our issued and outstanding common stock, after giving effect to the Private Placement and the Share Cancellation. Simultaneously with the closing of the Acquisition and pursuant to the Acquisition Agreement, (i) Mr. Besser resigned as president and a director and Mr. Frank resigned as chief executive officer, chief financial officer, secretary, and treasurer but remained a director of the Company, and (ii) Mr. DiPerna was appointed our chairman, chief executive officer, chief financial officer, secretary and treasurer.

The Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Quasuras is considered the acquirer for accounting and financial reporting purposes.

Results of Operations – for the Fiscal Year Ended March 31, 2018 and Compared to Fiscal Year Ended March 31, 2017

For the Years Ended March 31,

	2018	2017
Sales, net	$—	$—
Cost of sales	—	—
Gross profit	—	—
Gross profit margin	0%	0%
Operating expenses
Professional expenses	232,961	17,830
Research and development	332,642	—
General and administrative	100,561	11,588
Total operating expenses	666,164	29,418
Operating loss	(666,164)	(29,418)
Interest income	8,518	962
Income tax	(1,600)	(800)
Net loss	$(659,246)	$(29,256)

Overview:

We reported a net loss of $659,246 and $29,256 for the fiscal years ended March 31, 2018 and 2017, respectively. The increase in our net loss from March 31, 2018 to March 31, 2017, is due to an increase in Consulting fee, Professional fee and General and Administrative Expenses.

Revenues:

Revenue for the fiscal years ended March 31, 2018 and 2017 was $0.

Operating Expenses:

Professional expenses, for the fiscal year ended March 31, 2018, increased by 1,207% or $232,961 as compared to $17,830 for 2017. The increase is attributable to an increase in consulting fees paid to outside consultants and professional services required for our required filings. The Company had no such expenses in 2017.

Research and development, for the fiscal year ended March 31, 2018, increased to $332,642 as compared to $0 for 2017. The increase in research and development expenditure is attributable to effort and expenses incurred to design and develop an innovative insulin pump to better serve the diabetic insulin delivery market. We expect to continue to incur costs related to research and development.

General and administrative expenses, for the fiscal year ended March 31, 2018, increased by 768% to $100,561 as compared to $11,588 for 2017. The increase in our general and administrative expense is attributable to (i) an increase in employee related cost of approximately $18,000, (ii) an increase in marketing and advertising expenses of approximately $13,000, (iii) an increase in rent of approximately $21,000, (iv) an increase in insurance expense of approximately $15,500, and (v) the remaining increase of approximately $45,000 is attributable to the additional cost we incurred for dues, supplies, travels and other operating expenses.

Interest Income:

Interest income for or the fiscal year ended March 31, 2018 and 2017 was $8,518 and $962, respectively.

Liquidity and Capital Resources

The following summarizes our cash flows for the fiscal years ended March 31,:

	2018	2017

Cash used in operating activities	$(791,131)	$(21,137)
Cash used in investing activities	(15,332)	—
Cash provided by financing activities	4,711,132	23,521
Net change in cash	$3,904,669	$2,384

As a development stage enterprise, the Company does not currently have revenues to generate cash flow to cover operating expenses.  The Company raised capital through the 2017 share exchange in order to finance operations.

As of March 31, 2018, we had total current assets of $4,313,480 of which $4,296,676 were cash and cash equivalents, and current liabilities of $15,471. As of March 31, 2017, we had total current assets of $392,313 and current liabilities of $29,681. As of March 31, 2018 and 2017, we had working capital of approximately of $4,298,000 and $362,600, respectively.

Net Cash Used In Operating Activities

We used $791,131 of cash to fund operating activities during fiscal year ended March 31, 2018, compared to $21,137 in 2017.  Increased cash usage in 2018 was driven by greater operating losses deriving from development. We reported net losses of $659,246 and $29,256 for the fiscal years ended March 31, 2018 and 2017, respectively.

Net Cash Used In Investing Activities

We used $15,332 of cash to purchase equipment and intangible assets during the fiscal year ended March 31, 2018, compared to no cash used by investing and financing activities in the comparable prior year period.

Net Cash Provided By Financing Activities

We provided $4,711,132 of cash from financing activities during fiscal year ended March 31, 2018, compared to $23,521 in 2017.  The subsidiary issued shares pursuant to a private placement completed simultaneously with the reverse acquisition. The cash collected in the private placement was acquired by the Company at the time of the reverse acquisition.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we had not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

March 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Modular Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Modular Medical, Inc. (the Company) as of March 31, 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Farber Hass Hurley LLP

We have served as the Company’s auditor since 2018.

Chatsworth, California
June 29, 2018

Lichter, Yu and Associates, Inc.

Certified Public Accountants

21031 Ventura Blvd., suite 316

Woodland Hills, CA 91364

Tel (818)789-0265 Fax (818) 789-3949

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Modular Medical, Inc.

We have audited the accompanying balance sheet of Modular Medical, Inc. (the “Company”) as of March 31, 2017, and the related statements of operations, stockholders’ equity, and cash flows for year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lichter, Yu and Associates, Inc.

Woodland Hills, California

July 13, 2017

Modular Medical, Inc. And Subsidiary

(fka- Bear Lake Recreation, Inc.)

Consolidated Balance Sheets

ASSETS	March 31, 2018	March 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$4,296,676	$392,007
Other current assets	16,804	306
TOTAL CURRENT ASSETS	4,313,480	392,313

Intangible assets, net	213	—
Property and equipment, net	13,259	—
Security deposit	7,500	—
TOTAL NON-CURRENT ASSETS	20,972	—

TOTAL ASSETS	$4,334,452	$392,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,955	$8,425
Payable to related party	516	21,256
TOTAL CURRENT LIABILITIES	15,471	29,681

Commitments and Contingencies	—	—
TOTAL LIABILITIES	15,471	29,681

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common Stock, $0.001 par value, 50,000,000 shares authorized, 15,983,273 and 7,582,000 shares issued and outstanding, respectively as of December 31, 2017 and March 31, 2017	15,983	7,582
Additional paid-in capital	5,011,661	404,467
Accumulated deficit	(708,663)	(49,417)
TOTAL STOCKHOLDERS’ EQUITY	4,318,981	362,632

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,334,452	$392,313

The accompanying notes are an integral part of these audited consolidated financial statements

Modular Medical, Inc. And Subsidiary

(fka- Bear Lake Recreation, Inc.)

Consolidated Statements of Operations

For The Fiscal Years Ended March 31, 2018 and 2017

	March 31, 2018	March 31, 2017

Net Revenues	$—	$—

Operating Expenses:
Professional expenses	232,961	17,830
Research and development	332,642	—
Depreciation expense	1,861	—
General and administration expenses	98,700	11,588
Total Operating Expenses	666,164	29,418
Loss From Operations	(666,164)	(29,418)

Other Income (Expenses):
Interest income	8,518	962

Loss Before Income Taxes	(657,646)	(28,456)

Provision for income taxes	1,600	800

Net Loss	$(659,246)	$(29,256)

Net Loss Per Share
Basic and Diluted:	$(0.049)	$(0.003)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	13,336,309	9,732,986
Diluted	13,336,309	9,732,986

The accompanying notes are an integral part of these audited consolidated financial statements

Modular Medical, Inc. And Subsidiary

(fka- Bear Lake Recreation, Inc.)

Consolidated Statement of Stockholders’ Equity

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of March 31, 2016	—	$—	$13,785,564	$13,786	$386,214	$(20,161)	$379,839

Shares issued for cash			689,278	689	199,311	—	200,000
Repurchase and cancellation of common stock			(6,892,782)	(6,893)	(181,058)	—	(187,951)
Net loss for the fiscal year ended March 31, 2017	—	—	—	—	—	(29,256)	(29,256)
Balance as of March 31, 2017	—	$—	7,582,060	$7,582	$404,467	$(49,417)	$362,632

Reverse Capitalization			1,168,182	1,168	(117,445)	—	(116,277)
Shares issued for cash	—	—	7,233,031	7,233	4,724,639	—	4,731,872
Net loss for the fiscal year ended March 31, 2018	—	—	—	—	—	(659,246)	(659,246)
Balance as of March 31, 2018	—	$—	$15,983,273	$15,983	$5,011,661	$(708,663)	$4,318,981

The accompanying notes are an integral part of these audited consolidated financial statements

Modular Medical, Inc. And Subsidiary

(fka- Bear Lake Recreation, Inc.)

Consolidated Statements of Cash Flows

For The Fiscal Years Ended March 31, 2018 and 2017

	March 31, 2018	March 31, 2017
Net loss	$(659,246)	$(29,256)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,861	—
Increase in current assets:
Accounts receivable	—	(306)
Other assets	(23,998)	—

Decrease in current liabilities:
Accounts payable and accrued expenses	(109,748)	8,425
Net cash used in operating activities	(791,131)	(21,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(15,119)	—
Purchase of intangible assets	(213)	—
Net cash provided by investing activities	(15,332)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(187,951)
Proceeds from private placement	4,731,872	200,000
Repayment to related party, net	(20,740)	11,472
Net cash provided by (used in) financing activities	4,711,132	23,521

Net increase (decrease) in cash and cash equivalents	3,904,669	2,384

Cash and cash equivalents, at the beginning of the period	392,007	389,623

Cash and cash equivalents, at the end of the period	$4,296,676	$392,007

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$1,600	$800
Interest payments	$—	$—

 The accompanying notes are an integral part of these audited consolidated financial statements

MODULAR MEDICAL, INC.

FKA - BEAR LAKE RECREATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Modular Medical, Inc. (the “Company”) was organized under the laws of the State of Nevada on October 22, 1998, to engage in any lawful purpose. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Through the year ended June 30, 2001, the Company was seeking to rent out snowmobiles and all-terrain vehicles (ATV’s).  In June of 2000, the Company also purchased the rights to manufacture, use, market, and sell the Net Caddy, a backpack style bag used to transport fishing gear. The Company abandoned both the snowmobile and ATV’s plans, and the Net Caddy plans.

Quasuras, Inc. (“Quauras”) was incorporated in Delaware on April 20, 2015.

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

Reorganization

On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among the Company and Quasuras, the Company acquired one hundred percent (100%) of the issued and outstanding shares of Quasuras for 7,582,060 shares of the Company, resulting in Quasuras becoming a wholly-owned subsidiary of the Company. Since the major shareholder of Quasuras retained control of both the Company and Quasuras, the share exchange was accounted for as a reverse merger. As such, the Company recognized the assets and liabilities of Quasuras, acquired in the Reorganization, at their historical carrying amounts.

Pursuant to the reorganization, the Company changed the fiscal year end from June 30 to March 31, to coincide with the year end for Quasuras.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following summarizes the more significant of such policies:

Basis of Presentation

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.

Principles of Consolidation

The consolidated financial statements include the accounts of Modular Medical, Inc. and its wholly-owned subsidiary Quasuras, Inc., and are collectively referred to as the “Company”. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were approximately $332,642 and $0 for the fiscal year ended March 31, 2018 and 2017, respectively.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

At March 31, 2018 and 2017, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended March 31, 2018 and prior years or in computing its tax provision for 2017. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities for the period ended March 31, 2016 to the present, generally for three years after they are filed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash balances at financial institutions within the United States, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to limits of approximately $250,000. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At March 31, 2018 and March 31, 2017, the Company had $4,296,676 and $392,007, respectively, in cash.  Deposits at the bank are insured up to $250,000 by the Federal Deposit Insurance Corporation. The Company’s uninsured portion of the balances held at the bank aggregated to approximately $3,933,002 and $142,007, respectively. No reserve has been made in the financial statements for any possible loss due to any financial institution failure.  The Company has not experienced any losses in such accounts and believes we are not exposed to any significant risk on cash and cash equivalents.

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

As of March 31, 2018 and March 31, 2017, property, plant and equipment amounted to:

	March 31, 2018	March 31, 2017
Computer and equipment	$15,103	$—
Less: accumulated depreciation	(1,844)	—
	$13,259	$—

Depreciation expenses for the year ended March 31, 2018 and 2017 was $1,844 and $0, respectively.

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

Due to their short-term nature, the carrying values of cash and equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable approximates fair value.

Earnings Per Share (“EPS”)

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

The following table sets for the computation of basic and diluted earnings per share for the fiscal years ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017

Net Loss	$(659,246)	$(29,256)

Net Loss Per Share
Basic and Diluted:	$(0.049)	$(0.003)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	13,336,309	9,732,986
Diluted	13,336,309	9,732,986

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606. The new revenue recognition standard supersedes all existing revenue recognition guidance. Under this ASU, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its results of operations, cash flows and financial position.

In January 2016, The FASB issued ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. For non-public companies, ASU 2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. We are currently evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

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

In August 2017, the FASB issued guidance that eases certain documentation and assessment requirements of hedge effectiveness and modifies the accounting for components excluded from the assessment. Some of the modifications include the ineffectiveness of derivative gain/loss in highly effective cash flow hedge to be recorded in OCI, the change in fair value of derivative to be recorded in the same income statement line as hedged item, and additional disclosures required on the cumulative basis adjustment in fair value hedges and the effect of hedging on financial statement lines for components excluded from the assessment. The amendment also simplifies the application of hedge accounting in certain situations to permit new hedging strategies to be eligible for hedge accounting. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted and the modified retrospective transition method should be applied. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

NOTE 2- REORGANIZATION AND PRIVATE PLACEMENT

On April 26, 2017, Modular issued 2,900,000 shares (the “Control Block”), of newly issued, restricted common stock, par value, $0.001, per share, for a purchase price of $375,000, resulting in a change in control of Modular.

On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among, Modular, 3 Quasuras Shareholders and Quasuras (the “Acquisition Agreement”), the Company acquired all 4,400,000 shares of Quasuras’ common stock which represented one hundred percent (100%) of the issued and outstanding shares of Quasuras for 7,582,060 shares of our common stock, resulting in Quasuras becoming our wholly-owned subsidiary (the “Acquisition”).

Simultaneously with the closing of the Acquisition and as a condition thereto, we sold (the “Private Placement”), in a private placement an aggregate of 7,233,031 for cash and 568,182 from reissuance of previously canceled shares of our common stock pursuant to one or more exemptions from the registration requirements of the Securities Act, at a purchase price of $0.66 per share resulting in net proceeds to us of approximately $4,731,872. Simultaneously with the Acquisition and Private Placement, the Company cancelled all 2,900,000 Control Block shares it had issued in the Control Block Acquisition (the “Share Cancellation”). In connection with the Private Placement, we paid $41,928 as compensation in connection with sales of our shares therein.

Following the Acquisition, the Private Placement and the Share Cancellation, we had issued and outstanding 15,983,273 shares of our common stock.

The cash received in the private placement was recorded as the cash received in reorganization in the accompanying financial statements.

Simultaneously with and as a condition to the closing of the Acquisition and the Private Placement, pursuant to an Intellectual Property Transfer Agreement, dated as of July 24, 2017, by and among us, Quasuras and Mr. DiPerna (the “IP Transfer Agreement”), Mr. DiPerna transferred to us all intellectual property rights owned directly and/or indirectly by him related to our proposed business. Separately, we agreed to pay Mr. DiPerna as part of his compensation for services to be performed for us pursuant to a Royalty Agreement (the “Royalty Agreement”) certain fees based upon future sales, if any, of our proposed product subject to a maximum $10,000,000 cap on the aggregate amount of fees that Mr. DiPerna could earn from such arrangement.

NOTE 3 – ACCRUED EXPENSES

As of March 31, 2018 and 2017, accrued expenses amounted to $14,955 and $8,425, respectively. Accrued expenses comprised of accrued legal and professional charges as of March 31, 2018 and March 31, 2017.

NOTE 4 – PAYABLE TO RELATED PARTY

Payable to related party comprises of the amounts paid by the major shareholder on behalf of the Company. The payable is unsecured, non-interest bearing and due on demand. As of March 31, 2018 and 2017, respectively, the payable to related party amounted to $516 and $21,256.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common stock

On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among, the Company and Quasuras Inc., the Company acquired one hundred percent (100%) of the issued and outstanding shares of Quasuras for 7,582,060 shares of the Company, resulting in Quasuras becoming a wholly-owned subsidiary of the Company. The historical equity for Quasuras was restated pursuant to the reorganization.

The Company has 50,000,000 shares of common stock authorized. The par value of the shares is $0.001. As of March 31, 2018, 15,983,273 shares of common stock of the Company were issued and outstanding.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. The par value of the shares is $0.001. As of March 31, 2018, none of the shares of preferred stock of the Company were issued.

Stock Options

On October 19, 2017, the Board of Directors approved an Employee Stock Option Program (“ESOP”) that reserves 3,000,000 shares of common stock of the Company to be issued. Under the Company’s ESOP, eligible employees, directors and consultants are granted options to purchase shares of common stock of the Company. The ESOP is administered by the Company’s Board of Directors or, in the alternative, if necessary, a committee designated by the Board of Directors, and has the sole power over the exercise of the ESOP. The Board of Directors determines whether the ESOP will allow for the issuance of shares of common stock or an option to purchase shares of common stock, such option designated as either an incentive stock option or a non-qualified stock option.

The exercise or purchase price shall be calculated as follows:

(i)	In the case of an incentive stock option, (A) granted to employees, directors and consultants who, at the time of the grant of such incentive stock option own stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company, the per share exercise price shall be not less than one hundred ten percent (110%) of the fair market value per share on the date of grant; or (B) granted to employees, directors and consultants other than to employees, directors and consultants described in the preceding clause, the per share exercise price shall be not less than one hundred percent (100%) of the fair market value per share on the date of grant;

(ii)	In the case of a non-qualified stock option, the per share exercise price shall be not less than one hundred percent (100%) of the fair market value per share on the date of grant unless otherwise determined by the Board of Directors; and

(iii)	In the case of other grants, such price as is determined by the Board of Directors.

The Board of Directors are responsible for determining the consideration to be paid for the shares of common stock to be issued upon exercise or purchase. The ESOP generally doesn’t allow for the transfer of the options, and the Board of Directors may amend, suspend or terminate the ESOP at any time. As of March 31, 2018, none of the Company’s employees have enrolled in the ESOP.

NOTE 6 - INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, March 31, 2018 and 2017, will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at, March 31, 2018 and 2017. At March 31, 2018 and 2017, the Company had federal net operating loss carry-forwards of approximately $182,500 and $17,500, respectively, expiring beginning in 2037.

Deferred tax assets consist of the following components:

	March 31, 2018	March 31, 2017
Net loss carryforward	$182,500	$17,500
Valuation allowance	(182,500)	(17,500)
Total deferred tax assets	$—	$—

NOTE 7 – ROYALTY AGREEMENT

On July 12, 2017, the Company entered into a royalty agreement with the founder and major shareholder. Pursuant to the agreement, the founder and major shareholder is assigning and transferring all of his rights in the intellectual property in return for royalty payments. The Company shall pay royalty to the founder on any sales of the royalty product sold or otherwise commercialized by the Company, equal to (a) US$0.75 on each sale of a royalty product, or (b) five percent (5%) of the gross sale price of the royalty product, whichever is less. The royalty payments shall cease and this agreement shall terminate, at such time as the total sum of royalty payments actually paid to the founder, pursuant to this agreement, reaches $10,000,000. The Company shall have the option to terminate this agreement at any time upon payment, to the founder, of the difference between total royalty payments actually made to him to date and the sum of $10,000,000. All payments of the royalties, if due, for the preceding quarter, shall be made by the Company within thirty days after the calendar quarter.

NOTE 8 – LEASE AGREEMENT

On August 21, 2017, the Company entered into a sublease agreement to rent office space. The term of the lease commences on September 1, 2017 and expires on December 14, 2019. The monthly rent for the lease is $3,000. The Company paid a deposit of $7,500 upon execution of the lease which has been recorded as a security deposit in the accompanying financial statements.

The amounts of minimum lease payments and periods during which they become due are as follows:

Year	March 31,

2019	$36,000
2020	25,500
Total minimum lease payment	$61,500

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 11, 2017, the Company was notified by Lichter, Yu and Associates, Inc. (“Lichter”) that Lichter had resigned as the Company’s independent auditors.

Lichter’s audit reports on the Company’s financial statements for the fiscal year ended June 30, 2017 (such fiscal years of the Company have been previously amended to now be March 31st of each year) did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal year ended June 30, 2017 and the subsequent interim period preceding the date of Lichter’s resignation, there were no “disagreements,” as that term is defined in Item 304(a) of Regulation S-K and the instructions related thereto, with Lichter on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Lichter, would have caused Lichter to make reference to the subject matter of the disagreement(s) in connection with its report.

During the Company’s fiscal year ended June 30, 2017 and the subsequent interim period preceding the date of Lichter’s resignation, there were no “reportable events,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the instructions related thereto.

On January 15, 2018, the Company engaged Farber Hass Hurley LLP (“FHH”) as the Registrant’s independent accountants to report on the Registrant’s fiscal year ending March 31, 2018.

During the Company’s two most recent fiscal years and any subsequent interim period prior to the engagement of FHH, neither the Company nor anyone on the Company’s behalf consulted with FHH regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements and neither a written report not oral advice was provided that FHH concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are not effective as of March 31, 2018. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to inadequate internal controls over financial reporting, and the lack of segregation of duties in our financial reporting process. We do not have a separately designated audit committee or independent director. To remedy these material weaknesses, we intend to engage an internal accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting for the quarter ended March 31, 2018.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

On April 26, 2017, in connection with the Control Block Acquisition (i) Wayne R. Bassham resigned as director and President, Derrick M. Albiston resigned as director and Vice President, and Todd L. Albiston resigned as director, Secretary and Treasurer of the Company, and (ii) James E. Besser was appointed president and a director and Morgan C. Frank was appointed the chief executive officer, chief financial officer, secretary, treasurer and a director of the Company.

On July 24, 2017, in connection with the Acquisition, (i) Mr. Besser resigned as president and a director and Mr. Frank resigned as chief executive officer, chief financial officer, secretary, and treasurer but remained a director of the Company, and (ii) Paul DiPerna was appointed our chairman, chief executive officer, chief financial officer, secretary and treasurer.

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Position
Paul DiPerna	59	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Chairman of the Board)
Morgan C. Frank	46	Director

The following information pertains to the members of our Board and to our executive officers effective as of the closing of the Share Exchange, their principal occupations and other public company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills:

Paul DiPerna serves as our chairman, chief executive officer, chief financial officer, secretary and treasurer began his career in approximately 1980 as a mechanical design engineer in the automated test equipment industry before moving in approximately 1989 to a start-up in the blood separation sciences industry. This company was eventually acquired in approximately 1991 by Baxter Healthcare (“Baxter”). Following such acquisition, Mr. DiPerna became employed by Baxter and held various positions during his approximate 12 years at Baxter. While at Baxter, Mr. DiPerna led significant projects and initiatives including leading a team of approximately 50 engineers in developing equipment in the blood separation sciences industry. In approximately 1996, Mr. DiPerna was promoted to General Manager of Baxter’s business development group to identify expansion opportunities in the medical device industry for Baxter to expand into. While holding such position, Mr. DiPerna led a team of 20-25 persons researching custom orthopedics, digital dentistry and rapid prototyping. In such role, one of Mr. DiPerna’s assignments was identifying opportunities in the diabetes industry. As a result, Mr. DiPerna developed an expertise and knowledge and became well known in the diabetes industry and led attempts by Baxter to acquire three then leading insulin pump manufacturers. In 2003, Mr. DiPerna using his knowledge and experience acquired at Baxter in the diabetes industry and in the “pump” product business in particular, left Baxter and founded what subsequently became Tandem Diabetes Care, Inc. (“Tandem”). While at Tandem, Mr. DiPerna held various positions including a director, chief executive officer and chief technology officer. Tandem is a medical device company that designs, develops and commercializes products for people with insulin dependent diabetes. Tandem’s common stock is listed on the NASDAQ Global Market under the symbol “TNDM”. Tandem was founded by Mr. DiPerna to design, develop and commercialize a “state-of-the-art” user-friendly insulin pump. Under the leadership of Mr. DiPerna, Tandem raised approximately $52,000,000 from well-known venture capital firms. Mr. DiPerna was the person primarily responsible for the design concept and development of Tandem’s insulin pump, which after commercial introduction it is estimated by Mr. DiPerna such insulin pump had a quick ramp up to 5,000 purchasers. In 2011, Mr. DiPerna resigned from his executive officer position and board seat at Tandem and continued to assist the company through 2013. He co-invented a medical device used for blood borne infection control called the “Curos Cap.” Curos Cap was owned by a private company which was acquired by 3M Corporation in 2015 for $150,000,000. Thereafter, Mr. DiPerna founded a company Fuel Source Partners, LLC, where he is the manager, to incubate early stage medical device products and accumulate technical talent. One of such proposed products was spun-out to Quasuras in March 2015, which we acquired in the Acquisition. Mr. DiPerna owns a variety of patents and patents pending and is a member of the American Diabetes Association. Mr. DiPerna received a Masters in Engineering Management from Northeastern University and a BS in Mechanical Engineering from the University of Lowell. In January 2017, Mr. DiPerna joined National Cardiac Incorporated as the Chief Executive Officer and as a board member to leverage their technology in the cardiac monitoring space

Morgan C. Frank serves as a director of the Company. Mr. Frank has worked with MMC since May 2002, and prior to such time, he was a founder and managing director at First Principles Group, a boutique consultancy and principal investor specializing in corporate restructuring, restarts, intellectual property assessment and salvage, and spin outs. Prior to such time, Mr. Frank spent approximately five years as an analyst and portfolio manager at Hollis Capital, a San Francisco based hedge fund and prior thereto, Mr. Frank worked for an independent private client group at Paine Webber specializing in primary research to develop investment ideas (particularly short sale ideas) for institutional clients. Prior to his employment at Paine Webber, Mr. Frank was a currency trader for Eastern Vanguard. Mr. Frank holds a BA in Economics and in Political Science from Brown University.

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

Communications with our Board of Directors

Our stockholders may send correspondence to our Board of Directors c/o the corporate secretary at the address set forth on the cover page of this Annual Report on Form 10-K. Our corporate secretary will forward stockholder communications to our Board of Directors prior to the Board of Director’s next regularly scheduled meeting following the receipt of the communication.

CORPORATE GOVERNANCE

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the chairman and chief executive officer positions should be separate or combined. Our Board of Directors is primarily responsible for overseeing our risk management processes on behalf of the Company. Our Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. Our Board of Directors will focus on the most significant risks facing us and our general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the board’s appetite for risk. While the Board of Directors oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing us and that our board leadership structure supports this approach.

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

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

On October 19, 2017, the Board of Directors approved an Employee Stock Option Program (“ESOP”) that reserves 3,000,000 shares of common stock of the Company to be issued. Under the Company’s ESOP, eligible employees, directors and consultants are granted options to purchase shares of common stock of the Company. The ESOP is administered by the Company’s Board of Directors or, in the alternative, if necessary, a committee designated by the Board of Directors, and has the sole power over the exercise of the ESOP. The Board of Directors determines whether the ESOP will allow for the issuance of shares of common stock or an option to purchase shares of common stock, such option designated as either an incentive stock option or a non-qualified stock option.

The exercise or purchase price shall be calculated as follows:

(i)	In the case of an incentive stock option, (A) granted to employees, directors and consultants who, at the time of the grant of such incentive stock option own stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company, the per share exercise price shall be not less than one hundred ten percent (110%) of the fair market value per share on the date of grant; or (B) granted to employees, directors and consultants other than to employees, directors and consultants described in the preceding clause, the per share exercise price shall be not less than one hundred percent (100%) of the fair market value per share on the date of grant;

(ii)	In the case of a non-qualified stock option, the per share exercise price shall be not less than one hundred percent (100%) of the fair market value per share on the date of grant unless otherwise determined by the Board of Directors; and

(iii)	In the case of other grants, such price as is determined by the Board of Directors.

The Board of Directors are responsible for determining the consideration to be paid for the shares of common stock to be issued upon exercise or purchase. The ESOP generally doesn’t allow for the transfer of the options, and the Board of Directors may amend, suspend or terminate the ESOP at any time. As of March 31, 2018, none of the Company’s employees have enrolled in the ESOP.

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul DiPerna, CEO, CFO, Secretary, Treasurer and Director (1)	2018	$30,000	-0-	-0-	-0-	-0-	-0-	$105,000	$135,000
Morgan Frank, Director (2)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr.DiPerna was named Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director of the Company on July 24, 2017 at an annual salary base of $180,000.

(2) Mr. Frank was appointed as a Director of the Company on April 26, 2017.

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended March 31, 2018.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management

The following table sets forth certain information as of March 31, 2018, with respect to the beneficial ownership of our shares of common stock (our only class of outstanding voting securities), by (i) any person or group owning more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all executive officers and directors as a group. Unless otherwise indicated, the address of all listed stockholders is 800 West Valley Parkway, Suite 203, Escondido, CA 92025.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock (1)
Directors and Officers:

Paul DiPerna (2)	7,523,430	47.07%

Morgan Frank (3)	5,483,861	34.31%

All officers and directors as a group (2 person)	13,007,291	81.38%

Beneficial owners of more than 5%:

Manchester Explorer, L.P. (4)	5,664,691	35.44%

JEB Partners, L.P. (5)	5,664,691	35.44%

(1)	Based upon 15,983,273 shares of common stock outstanding on March 31, 2018.
(2)	Consists of (i) 7,220,400 shares acquired in the Acquisition, and (ii) 303,030 shares were acquired in the Private Placement. Mr. DiPerna is our chairman, chief executive officer, chief financial officer, secretary and treasurer.
(3)	Consists of (i) 5,303,031 shares owned by the Purchasing Funds that were purchased in the Private Placement, and (ii) 180,830 shares received by Mr. Frank in the Acquisition in exchange for the shares of Quasuras purchased by Mr. Frank in January 2017 directly from Quasuras. Mr. Frank serves as portfolio manager and consultant of MMC who may be deemed a control person of the Purchasing Funds. The address for Mr. Frank is c/o Manchester Management Company, LLC, 3 West Hill Place, Boston, MA 02110.
(4)	Consists of (i) 4,545,455 shares purchased by such person in the Private Placement, (ii) 757,576 shares owned by JEB Partners LP, (iii) 180,830 shares owned and acquired by Mr. Frank in the Acquisition, and (iv) 180,830 shares owned and acquired by Mr. Besser in the Acquisition. The address for Manchester Explorer, L.P. is c/o Manchester Management Company, LLC, 3 West Hill Place, Boston, MA 02110.
(5)	Consists of (i) 757,576 shares purchased by such person in the Private Placement, (ii) 4,545,455 shares owned by Manchester Explorer, (iii) 180,830 shares owned and acquired by Mr. Frank in the Acquisition, and (iv) 180,830 shares owned and acquired by Mr. Besser in the Acquisition. The address for JEB Partners, L.P. is c/o Manchester Management Company, LLC, 3 West Hill Place, Boston, MA 02110.

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

In approximately February 2017, Mr. Besser and Mr. Frank purchased in the aggregate approximately four and one half (4.5%) percent of the capital stock of Quasuras (approximately 2.25% per person), for $100,000, and as a result received 361,660 shares of our common stock in the Acquisition (180,830 each), representing in the aggregate four and one half (4.5%) percent of the 7,582,060 shares of our common stock to the 3 Quasuras Shareholders (including Messrs. Besser and Frank) in the Acquisition, with the remaining approximately ninety-five and one half (95.5%) percent, or 7,220,400 shares, being issued to Mr. DiPerna.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended March 31, 2018, and 2017:

	Year Ended March 31, 2018	Year Ended March 31, 2017
Audit Fees	$22,000	$6,800
Audit Related Fees	$0	$0
Tax Fees	$0	$400
All Other Fees	$0	$0
Total	$22,000	$6,800

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended March 31, 2018 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

No.	Description
2.1	Reorganization and Share Exchange Agreement, dated as of July 24, 2017, by and among Modular Medical, Inc., Quasuras, Inc., Paul DiPerna and the other stockholders of Quasuras, Inc. [1]
3.1	Second Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on June 27, 2017 [2]
3.2	Amended Bylaws [3]
4.1	2017 Equity Incentive Plan [5]
10.1	Common Stock Purchase Agreement, dated as of April 5, 2017, by and among Bear Lake Recreation, Inc., Manchester Explorer, LP, a Delaware limited partnership, and certain person named therein [1]
10.2	Form of Common Stock Purchase Agreement, dated as of July 24, 2017, by and between the Company and the purchaser named therein [1]
10.3	Intellectual Property Transfer Agreement, by and between Modular Medical, Inc., Quasuras, Inc. and Paul DiPerna [1]
10.4	Technology and Royalty Agreement, dated as of July 24, 2017, by and between Modular Medical, Inc., Quasuras, Inc. and Paul DiPerna [1]
14.1	Code of Ethics [4]
31.1	Certification of Paul M. DiPerna pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [5]
32	Certification of Paul M. DiPerna of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002 [5]
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

1 As filed with our Current Report on Form 8-K filed July 28, 2017, and incorporated herein by reference.

2 As filed with our Current Report on Form 8-K filed June 29, 2017, and incorporated herein by reference.

3 As filed with our Form 10-K/A for June 30, 2008, and incorporated herein by reference.

4 Incorporated herein by reference.

5 Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODULAR MEDICAL, INC.

Date:	June 29, 2018	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul M. DiPerna	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, (principal financial and accounting officer) and	June 29, 2018
Paul M. DiPerna
Director (Chairman of the Board)

/s/ Morgan Frank	Director	June 29, 2018

Morgan Frank

