Form 10-Q
period 2018-06-30
Modular Medical, Inc.
filed 2018-08-10
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

	Commission file number	000-49671

MODULAR MEDICAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0620495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 West Valley Parkway, Suite 203, Escondido, California 92025
(Address of Principal Executive Offices) (Zip Code)

(949) 370-9062
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2018, there were 15,983,273 shares of our common stock (“Common Stock”), par value $.001 per share, outstanding.

Unless expressly indicated or the context requires otherwise, the terms “Modular Medical, Inc.”, “Modular Medical”, “Company”, “we”, “us”, and “our” in this document refer to Modular Medical, Inc. (f/k/a Bear Lake Recreation, Inc.), a Nevada corporation, and may include Modular Medical, Inc.’s wholly-owned subsidiary, Quasuras, Inc., a Delaware corporation.

Special Note Regarding Forward-Looking Statements

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

Part I - FINANCIAL INFORMATION

Modular Medical, Inc. And Subsidiary
(fka- Bear Lake Recreation, Inc.)
Condensed Consolidated Balance Sheets

	June 30, 2018
	(UNAUDITED)	March 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,053,771	$4,296,676
Other current assets	6,556	16,804
TOTAL CURRENT ASSETS	4,060,327	4,313,480

Intangible assets, net	205	213
Property and equipment, net	18,042	13,259
Security deposit	7,500	7,500
TOTAL NON-CURRENT ASSETS	25,747	20,972

TOTAL ASSETS	$4,086,074	$4,334,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$16,659	$14,955
Payable to related party	—	516
TOTAL CURRENT LIABILITIES	16,659	15,471

Commitments and Contingencies	—	—
TOTAL LIABILITIES	16,659	15,471

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 15,983,273 shares issued and outstanding as of June 30, 2018 and March 31, 2018	15,983	15,983
Additional paid-in capital	5,011,661	5,011,661
Accumulated deficit	(958,229)	(708,663)
TOTAL STOCKHOLDERS’ EQUITY	4,069,415	4,318,981

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,086,074	$4,334,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Modular Medical, Inc. And Subsidiary
(fka- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended
	June 30, 2018	June 30, 2017
Net Revenues	$—	$—

Operating Expenses:
Professional expenses	41,710	37,192
Research and development	135,789	—
General and administration expenses	77,691	290
Total Operating Expenses	255,190	37,482
Loss From Operations	(255,190)	(37,482)

Other Income (Expenses):
Interest income	5,624	237

Loss Before Income Taxes	(249,566)	(37,245)

Provision for income taxes	—	1,497

Net Loss	$(249,566)	$(38,742)

Net Loss Per Share
Basic and Diluted:	$(0.016)	$(0.005)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	15,983,273	7,582,060
Diluted	15,983,273	7,582,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Modular Medical, Inc. And Subsidiary
(fka- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Three Months Ended
	June 30, 2018	June 30, 2017
Net loss	$(249,566)	$(38,742)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,395	150
Increase in current assets:
Other assets	10,248	(2,602)

Decrease in current liabilities:
Accounts payable and accrued expenses	1,704	(5,763)
Net cash used in operating activities	(236,219)	(46,957)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(6,170)	(2,699)
Net cash used in investing activities	(6,170)	(2,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party, net	(516)	(200,000)
Net cash used in financing activities	(516)	(200,000)

Net decrease in cash and cash equivalents	(242,905)	(249,656)

Cash and cash equivalents, at the beginning of the period	4,296,676	392,007

Cash and cash equivalents, at the end of the period	$4,053,771	$142,351

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$—	$1,497
Interest payments	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MODULAR MEDICAL, INC.

F/K/A BEAR LAKE RECREATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Through the year ended June 30, 2001, the Company was seeking to rent out snowmobiles and all-terrain vehicles (“ATV”).  In June of 2000, the Company also purchased the rights to manufacture, use, market, and sell the Net Caddy, a backpack style bag used to transport fishing gear. The Company abandoned both the snowmobile and ATV plans, and the Net Caddy plans.

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

Reorganization

On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among the Company, three Quasuras Shareholders and Quasuras, the Company acquired one hundred percent (100%) of the issued and outstanding shares of Quasuras for 7,582,060 shares of the Company, resulting in Quasuras becoming a wholly-owned subsidiary of the Company. Since the major shareholder of Quasuras retained control of both the Company and Quasuras, the share exchange was accounted for as a reverse merger. As such, the Company recognized the assets and liabilities of Quasuras, acquired in the Reorganization, at their historical carrying amounts.

Pursuant to the reorganization, the Company changed the fiscal year end from June 30 to March 31, to coincide with the year end for Quasuras.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following summarizes the more significant of such policies:

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the fiscal year ended March 31, 2018. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of Modular Medical, Inc. and its wholly-owned subsidiary Quasuras, Inc., collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were approximately $135,789 and $0 for the three months ended June 30, 2018 and 2017, respectively.

General and Administration

General and administration expense consists primarily of payroll and benefit related costs, rent, office expenses, and meetings and travel.

Income Taxes

The Company utilizes FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

At June 30, 2018 and 2017, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended March 31, 2018 and prior years or in computing its tax provision for 2017. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities for the period ended March 31, 2018 to the present, generally for three years after they are filed.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2018 and March 31, 2018, the Company had $4,053,771 and $4,296,676, respectively, in cash.  Deposits at the bank are insured up to $250,000 by the Federal Deposit Insurance Corporation. The Company’s uninsured portion of the balances held at the bank aggregated to approximately $3,553,771 and $3,933,002, respectively. No reserve has been made in the financial statements for any possible loss due to any financial institution failure.  The Company has not experienced any losses in such accounts and believes we are not exposed to any significant risk on cash and cash equivalents.

Property, Plant & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, three (3) to ten (10) years; computer equipment, two (2) to three (3) years; buildings and improvements, five (5) to fifteen (15) years; leasehold improvements, two (2) to ten (10) years; and furniture and equipment, one (1) to five (5) years.

As of June 30, 2018 and March 31, 2018, property, plant and equipment amounted to:

	June 30, 2018	March 31, 2018
Computer and equipment	$21,273	$15,103
Less: accumulated depreciation	(3,231)	(1,844)
	$18,042	$13,259

Depreciation expenses for the three months ended June 30, 2018 and 2017 was $1,387 and $150, respectively.

Fair Value of Financial Instrument

For certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures”, requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments”, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity”, and ASC 815.

As of June 30, 2018 and March 31, 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for the three months ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017

Net Loss	$(249,566)	$(38,742)

Net Loss Per Share
Basic and Diluted:	$(0.016)	$(0.005)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	15,983,273	7,582,060
Diluted	15,983,273	7,582,060

Recently Issued Accounting Pronouncements

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

NOTE 2 - REORGANIZATION AND PRIVATE PLACEMENT

On April 26, 2017, the Company issued 2,900,000 shares (the “Control Block”), of newly issued, restricted common stock, par value, $0.001, per share, for a purchase price of $375,000, resulting in a change in control of the Company.

On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among the Company, three Quasuras Shareholders and Quasuras (the “Acquisition Agreement”), the Company acquired all 4,400,000 shares of Quasuras’ common stock which represented one hundred percent (100%) of the issued and outstanding shares of Quasuras for 7,582,060 shares of our common stock, resulting in Quasuras becoming our wholly-owned subsidiary (the “Acquisition”).

Simultaneously with the closing of the Acquisition and as a condition thereto, we sold (the “Private Placement”), in a private placement, an aggregate of 7,233,031 for cash and 568,182 from reissuance of previously canceled shares of our common stock pursuant to one or more exemptions from the registration requirements of the Securities Act, at a purchase price of $0.66 per share resulting in net proceeds to us of approximately $4,731,872. Simultaneously with the Acquisition and Private Placement, the Company cancelled all 2,900,000 Control Block shares it had issued in the Control Block Acquisition (the “Share Cancellation”). In connection with the Private Placement, we paid $41,928 as compensation in connection with sales of our shares therein.

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

NOTE 3 – ACCRUED EXPENSES

As of June 30, 2018 and March 31, 2018, accrued expenses amounted to $16,659 and $14,955, respectively. Accrued expenses comprised of accrued legal and professional charges as of June 30, 2018 and March 31, 2018.

NOTE 4 – PAYABLE TO RELATED PARTY

Payable to related party comprises of the amounts paid by the major shareholder on behalf of the Company. The payable is unsecured, non-interest bearing and due on demand. As of June 30, 2018 and March 31, 2018, respectively, the payable to related party amounted to $0 and $516, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common stock

On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among, the Company and Quasuras, the Company acquired one hundred percent (100%) of the issued and outstanding shares of Quasuras for 7,582,060 shares of the Company, resulting in Quasuras becoming a wholly-owned subsidiary of the Company. The historical equity for Quasuras was restated pursuant to the reorganization.

The Company has 50,000,000 shares of common stock authorized. The par value of the shares is $0.001. As of June 30, 2018, 15,983,273 shares of common stock of the Company were issued and outstanding.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. The par value of the shares is $0.001. As of June 30, 2018, none of the shares of preferred stock of the Company were issued.

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

The Board of Directors are responsible for determining the consideration to be paid for the shares of common stock to be issued upon exercise or purchase. The ESOP generally doesn’t allow for the transfer of the options, and the Board of Directors may amend, suspend or terminate the ESOP at any time. As of June 30, 2018, none of the Company’s employees have enrolled in the ESOP.

NOTE 6 - INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, June 30, 2018 and March 31, 2018, will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at, June 30, 2018 and March 31, 2018. At June 30, 2018 and March 31, 2018, the Company had federal net operating loss carry-forwards of approximately $244,500 and $182,500, respectively, expiring beginning in 2037.

Deferred tax assets consist of the following components:

	June 30,	March 31
	2018	2018
Net loss carryforward	$244,500	$182,500
Valuation allowance	(244,500)	(182,500)
Total deferred tax assets	$—	$—

NOTE 7 – ROYALTY AGREEMENT

On July 12, 2017, the Company entered into a royalty agreement with the founder and major shareholder. Pursuant to the agreement, the founder and major shareholder is assigning and transferring all of his rights in the intellectual property in return for royalty payments. The Company shall pay royalty to the founder on any sales of the royalty product sold or otherwise commercialized by the Company, equal to (a) US$0.75 on each sale of a royalty product, or (b) five percent (5%) of the gross sale price of the royalty product, whichever is less. The royalty payments shall cease and this agreement shall terminate, at such time as the total sum of royalty payments actually paid to the founder, pursuant to this agreement, reaches $10,000,000. The Company shall have the option to terminate this agreement at any time upon payment, to the founder, of the difference between total royalty payments actually made to him to date and the sum of $10,000,000. All payments of the royalties, if due, for the preceding quarter, shall be made by the Company within thirty (30) days after the calendar quarter.

NOTE 8 – LEASE AGREEMENT

On August 21, 2017, the Company entered into a sublease agreement to rent office space. The term of the lease commenced on September 1, 2017 and expires on December 14, 2019. The monthly rent for the lease is $3,000. The Company paid a deposit of $7,500 upon execution of the lease which has been recorded as a security deposit in the accompanying financial statements. The amounts of minimum lease payments and periods during which they become due are as follows:

Year	June 30,

2019	$36,000
2020	16,500
Total minimum lease payment	$52,500
12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was organized under the laws of the State of Nevada on October 22, 1998 under the name Bear Lake Recreation Inc., with an initial authorized capital consisting of 50,000,000 shares of $0.001 par value common voting stock.

Our initial operations consisted of renting snowmobiles and ATVs. We had also planned on organizing snowmobile rental packages, which would have included lodging at Ideal Beach Resort at Bear Lake, Utah. On or about October 1999, we abandoned the snowmobile, ATV and lodging plans. Our lack of success was attributed to entering the marketplace comprising this endeavor during a year that was the beginning of a drought cycle, resulting in below average snowfall and competitive growth from one to three self-promoting developmental properties. Our operations ceased due to depleted capital resources resulting from offering vacation packages lacking in demand.

On June 27, 2000, we entered into a licensing agreement with AlCORP, an Oregon limited liability company, to purchase the right to manufacture, use, market and sell the NetCaddy, a backpack style bag used to transport fishing gear. By the end of the first quarter of 2002, we had also abandoned the Net Caddy operations. We realized only minimal sales through our e-commerce site and 800-number infomercial advertisements. Additionally, due to the exhaustion of our capital resources, we could no longer maintain the infrastructure required for sales promotion while faced with limited consumer demand.

We had no material business operations from 2002 through the Acquisition and we were a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). As a shell company, we did not have material operations and had assets consisting solely of cash and cash equivalents.

On July 24, 2017, pursuant to the Acquisition Agreement, by and among the Company, three Quasuras Shareholders and Quasuras, the Company acquired all 4,400,000 shares of Quasuras’ common stock owned by the three Quasuras Shareholders (which represented one hundred percent (100%) of the issued and outstanding shares of Quasuras) resulting in Quasuras becoming our wholly-owned subsidiary and Mr. DiPerna owning approximately forty-seven percent (47%) of our issued and outstanding common stock, after giving effect to the Private Placement and the Share Cancellation. Simultaneously with the closing of the Acquisition and pursuant to the Acquisition Agreement, (i) Mr. Besser resigned as president and a director and Mr. Frank resigned as chief executive officer, chief financial officer, secretary, and treasurer but remained a director of the Company, and (ii) Mr. DiPerna was appointed our chairman, chief executive officer, chief financial officer, secretary and treasurer.

The Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Quasuras is considered the acquirer for accounting and financial reporting purposes.

This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to accruals, stock-based compensation and income taxes. Actual results could materially differ from those estimates.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

See Note 1 in the Notes to the Financial Statements for recent accounting pronouncements.

There were various other accounting standards and interpretations recently issued, none of which are expected to have a material impact on our financial position, operations or cash flows.

Results of Operations

For the Three Months Ended June 30,

	2018	2017
Sales, net	$—	$—
Cost of sales	—	—
Gross profit	—	—
Gross profit margin	0%	0%
Operating expenses
Professional expenses	41,710	37,192
Research and development	135,789	—
General and administrative	77,691	290
Total operating expenses	255,190	37,482
Operating loss	(255,190)	(37,482)
Interest income	5,624	237
Income tax	—	(1,497)
Net loss	$(249,566)	$(38,742)

Overview:

We reported a net loss of $249,566 and $38,742 for the three months ended June 30, 2018 and 2017, respectively. The increase in our net loss from June 30, 2018 to June 30, 2017, is due to an increase in research and developments, consulting fees, professional fees and general and administrative expenses.

Revenues:

Revenue for the three months ended June 30, 2018 and 2017 was $0.

Operating Expenses:

Professional expenses, for the three months ended March 31, 2018, increased to $41,710 as compared to $37,192 for 2017. The increase is attributable to an increase in consulting fees paid to outside consultants and professional services required for our required filings.

Research and development, for the three months ended March 31, 2018, increased to $135,789 as compared to $0 for 2017. The increase in research and development expenditures is attributable to efforts and expenses incurred to design and develop an innovative insulin pump to better serve the diabetic insulin delivery market. We expect to continue to incur costs related to research and development.

General and administrative expenses, for the three months ended March 31, 2018, increased to $77,691 as compared to $290 for 2017. The increase in our general and administrative expense is attributable to (i) an increase in employee related cost of approximately $28,000, (ii) an increase in marketing and advertising expenses of approximately $8,000, (iii) an increase in rent of approximately $9,000, (iv) an increase in insurance expense of approximately $8,900, and (v) the remaining increase of approximately $24,000 is attributable to the additional cost we incurred for dues, supplies, travels and other operating expenses.

Interest Income:

Interest income for the three months ended June 30, 2018 and 2017 was $5,624 and $237, respectively.

Liquidity and Capital Resources

The following summarizes our cash flows for the three months ended June 30,:

	2018	2017

Cash used in operating activities	$(236,219)	$(46,957)
Cash used in investing activities	(6,170)	(2,699)
Cash used in financing activities	(516)	(200,000)
Net change in cash	$(242,905)	$(249,656)

As a result of our growth stage, the Company has not experienced sales to sustain cash flow to meet our current obligations and operations expenditures. As a result, the Company raised capital though the share exchange to meet our operating expenditures.

As of June 30, 2018, we had total current assets of $4,060,327 of which $4,053,771 were cash and cash equivalents, and current liabilities of $16,659. As of March 31, 2018, we had total current assets of $4,313,480 and current liabilities of $15,471. As of June 30, 2018 and March 31, 2018, we had working capital of approximately of $4,044,000 and $4,298,000, respectively.

Net Cash Used In Operating Activities:

We used $236,219 of cash to fund operating activities during three month ended June 30, 2018, compared to $46,957 in 2017.  Increased cash usage in 2018 was driven by greater operating losses deriving from development. We reported net losses of $249,566 and $38,742 for the three months ended June 30, 2018 and 2017, respectively.

Net Cash Provided By Investing Activities:

We used $6,170 and $2,699 of cash to purchase equipment and intangible assets during the three month ended June 30, 2018 and 2017, respectively.

Net Cash Used In Financing Activities:

We used $516 of cash for financing activities during three month ended June 30, 2018, compared to $200,000 in 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are not effective as of June 30, 2018. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Document
2.1	Reorganization and Share Exchange Agreement, dated as of July 24, 2017, by and among Modular Medical, Inc., Quasuras, Inc., Paul DiPerna and the other stockholders of Quasuras, Inc. [1]
3.1	Second Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on June 27, 2017 [2]
10.1	Common Stock Purchase Agreement, dated as of April 5, 2017, by and among Bear Lake Recreation, Inc., Manchester Explorer, LP, a Delaware limited partnership, and certain person named therein [1]
10.2	Form of Common Stock Purchase Agreement, dated as of July 24, 2017, by and between the Company and the purchaser named therein [1]
10.3	Intellectual Property Transfer Agreement, by and between Modular Medical, Inc., Quasuras, Inc. and Paul DiPerna [1]
10.4	Technology and Royalty Agreement, dated as of July 24, 2017, by and between Modular Medical, Inc., Quasuras, Inc. and Paul DiPerna [1]
31.1	Certification of Paul M. DiPerna pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [3]
32.1	Certification of Paul M. DiPerna of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002 [3]

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

1 As filed with our Current Report on Form 8-K filed July 28, 2017, and incorporated herein by reference.

2 As filed with our Current Report on Form 8-K filed June 29, 2017, and incorporated herein by reference.

3 Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date:	August 10, 2018	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul M. DiPerna	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, (principal financial and accounting officer) and	August 10, 2018
Paul M. DiPerna
Director (Chairman of the Board)

/s/ Morgan Frank	Director	August 10, 2018

Morgan Frank

