Form 10-Q
period 2018-09-30
Modular Medical, Inc.
filed 2018-11-19
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

	Commission file number	000-49671

MODULAR MEDICAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0620495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2018, there were 15,983,273 shares of our common stock (“Common Stock”), par value $.001 per share, outstanding.

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

Item 1. Financial Statements

Modular Medical, Inc. and its Subsidiary
(f/k/a Bear Lake Recreation, Inc.)
Condensed Consolidated Balance Sheets

	Sept 30, 2018 (UNAUDITED)	March 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,687,822	$4,296,676
Other current assets	306	16,804
TOTAL CURRENT ASSETS	3,688,128	4,313,480

Intangible assets, net	197	213
Property and equipment, net	42,823	13,259
Security deposit	7,500	7,500
TOTAL NON-CURRENT ASSETS	50,520	20,972

TOTAL ASSETS	$3,738,648	$4,334,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$46,837	$14,955
Payable to related party	—	516
TOTAL CURRENT LIABILITIES	46,837	15,471

Commitments and Contingencies	—	—
TOTAL LIABILITIES	46,837	15,471

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 15,983,273 shares issued and outstanding as of September 30, 2018 and March 31, 2018	15,983	15,983
Additional paid-in capital	5,177,831	5,011,661
Accumulated deficit	(1,502,003)	(708,663)
TOTAL STOCKHOLDERS’ EQUITY	3,691,811	4,318,981

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,738,648	$4,334,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Modular Medical, Inc. and its Subsidiary
(f/k/a Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Revenues	$—	$—	$—	$—

Operating Expenses:
Professional expenses	81,883	79,939	123,593	117,131
Research and development	367,550	83,408	503,340	87,754
General and administration expenses	99,565	12,639	177,255	14,426
Total Operating Expenses	548,998	175,986	804,188	219,311
Loss From Operations	(548,998)	(175,986)	(804,188)	(219,311)

Other Income (Expenses):
Interest income	5,224	784	10,848	1,020

Loss Before Income Taxes	(543,774)	(175,202)	(793,340)	(218,291)

Provision for income taxes	—	800	—	800

Net Loss	$(543,774)	$(176,002)	$(793,340)	$(219,091)

Net Loss Per Share
Basic and Diluted:	$(0.034)	$(0.013)	$(0.050)	$(0.020)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	15,983,273	13,882,970	15,983,273	10,749,730
Diluted	15,983,273	13,882,970	15,983,273	10,749,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Modular Medical, Inc. and its Subsidiary
(f/k/a Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Six Months Ended
	September 30, 2018	September 30, 2017
Net loss	$(793,340)	$(219,091)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	3,206	300
Stock-Based Compensation	182,837	—

Increase in current assets:
Other assets	16,497	(2,603)
Security deposits	—	(7,500)

Decrease in current liabilities:
Accounts payable and accrued expenses	14,699	(103,298)
Net cash used in operating activities	(576,101)	(332,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(32,753)	(2,699)
Purchase of intangible assets	—	(230)
Net cash used in investing activities	(32,753)	(2,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	—	4,731,872
Repayment to related party, net	—	(21,256)
Net cash provided by financing activities	—	4,710,616

Net (increase/decrease) in cash and cash equivalents	(608,854)	4,375,495

Cash and cash equivalents, at the beginning of the period	4,296,676	392,007

Cash and cash equivalents, at the end of the period	$3,687,822	$4,767,502

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$—	$800
Interest payments	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MODULAR MEDICAL, INC.

F/K/A BEAR LAKE RECREATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Modular Medical, Inc. (the “Company”) was organized under the laws of the State of Nevada on October 22, 1998, to engage in any lawful purpose.  In June of 2017, the Company changed its name to Modular Medical, Inc. by filing a Certificate of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Through the year ended June 30, 2001, the Company was seeking to rent out snowmobiles and all-terrain vehicles (“ATV”).  In June of 2000, the Company also purchased the rights to manufacture, use, market, and sell the Net Caddy, a backpack style bag used to transport fishing gear. The Company abandoned both the snowmobile and ATV plans, as well as the Net Caddy plans.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the fiscal year ended March 31, 2018. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of Modular Medical, Inc. and its wholly-owned subsidiary, Quasuras, Inc., collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

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

Reportable Segment

The Company has one reportable segment. The Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single global business.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Cost of Sales

Cost of sales consists primarily of inventory costs, as well as warehousing costs (including the cost of warehouse labor), shipping, importation duties and charges, third party royalties and product sampling.

Research and Development

The Company expenses the cost of research and development, as incurred. Research and development costs charged to operations were approximately $367,550 and $83,408 for the three months ended September 30, 2018 and 2017, respectively. For the six months ended September 30, 2018 and 2017, the costs were approximately $503,340 and $87,754 respectively.

General and Administration

General and administration expenses consist primarily of payroll and benefit related costs, rent, office expenses, and meetings and travel.

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

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740). When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than fifty percent (50%) likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

At September 30, 2018 and 2017, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended March 31, 2018 and prior years or in computing its tax provision for 2017. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities for the period ended March 31, 2018 to the present, generally for three years after they are filed.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At September 30, 2018 and March 31, 2018, the Company had $3,687,822 and $4,296,676, respectively, in cash.  Deposits at the bank are insured up to $250,000 by the Federal Deposit Insurance Corporation. The Company’s uninsured portion of the balances held at the bank aggregated to approximately $3,187,822 and $3,933,002, respectively. No reserve has been made in the financial statements for any possible loss due to any financial institution failure.  The Company has not experienced any losses in such accounts and believes we are not exposed to any significant risk on cash and cash equivalents.

Property, Plant & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, three to ten years; computer equipment, two to three years; buildings and improvements, five to fifteen years; leasehold improvements, two to ten years; and furniture and equipment, one to five years.

As of September 30, 2018, and March 31, 2018, property, plant and equipment amounted to:

	September 30, 2018	March 31, 2018
Computer and equipment	$47,856	$15,103
Less: accumulated depreciation	(5,033)	(1,844)
	$42,823	$13,259

Depreciation expenses for the three months ended September 30, 2018 and 2017 were $1,802 and $154, respectively. For the six months ended September 30, 2018 and 2017 depreciation was approximately $3,189 and $300, respectively.

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

As of September 30, 2018 and June 30, 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for three & six months ended September 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net Loss	$(543,774)	$(176,002)	$(793,340)	$(219,091)

Net Loss Per Share
Basic and Diluted:	$(0.034)	$(0.013)	$(0.050)	$(0.020)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	15,983,273	13,882,970	15,983,273	10,749,730
Diluted	15,983,273	13,882,970	15,983,273	10,749,730

Recently Issued Accounting Pronouncements

In August of 2017, the FASB issued guidance that eases certain documentation and assessment requirements of hedge effectiveness and modifies the accounting for components excluded from the assessment. Some of the modifications include the ineffectiveness of derivative gain/loss in highly effective cash flow hedge to be recorded in OCI, the change in fair value of derivative to be recorded in the same income statement line as hedged item, and additional disclosures required on the cumulative basis adjustment in fair value hedges and the effect of hedging on financial statement lines for components excluded from the assessment. The amendment also simplifies the application of hedge accounting in certain situations to permit new hedging strategies to be eligible for hedge accounting. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted, and the modified retrospective transition method should be applied. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

NOTE 2 - REORGANIZATION AND PRIVATE PLACEMENT

On April 26, 2017, Modular Medical issued 2,900,000 shares (the “Control Block”), of newly issued, restricted common stock, par value, $0.001, per share, for a purchase price of $375,000, resulting in a change in control of Modular Medical.

On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among, Modular Medical, three Quasuras shareholders and Quasuras (the “Acquisition Agreement”), Modular Medical acquired all 4,400,000 shares of Quasuras’ common stock which represented one hundred percent (100%) of the issued and outstanding shares of Quasuras for 7,582,060 shares of our common stock, resulting in Quasuras becoming our wholly-owned subsidiary (the “Acquisition”).

Simultaneously with the closing of the Acquisition and as a condition thereto, we sold in a private placement (the “Private Placement”) an aggregate of 7,233,031 for cash and 568,182 from reissuance of previously canceled shares of our common stock pursuant to one or more exemptions from the registration requirements of the Securities Act, at a purchase price of $0.66 per share resulting in net proceeds to us of approximately $4,731,872. Simultaneously with the Acquisition and Private Placement, the Company cancelled all 2,900,000 Control Block shares it had issued in the Control Block Acquisition (the “Share Cancellation”). In connection with the Private Placement, we paid $41,928 as compensation in connection with sales of our shares therein.

Following the Acquisition, the Private Placement and the Share Cancellation, we had issued and outstanding 15,983,273 shares of our common stock.

The cash received in the Private Placement was recorded as the cash received in reorganization in the accompanying financial statements.

Simultaneously with and as a condition to the closing of the Acquisition and the Private Placement, pursuant to an Intellectual Property Transfer Agreement, dated as of July 24, 2017, by and among Modular Medical, Quasuras and Mr. Paul DiPerna (the “IP Transfer Agreement”), Mr. Paul DiPerna transferred to us all intellectual property rights owned directly and/or indirectly by him related to our proposed business. Separately, we agreed to pay Mr. Paul DiPerna as part of his compensation for services to be performed for us pursuant to a Royalty Agreement (the “Royalty Agreement”) certain fees based upon future sales, if any, of our proposed product subject to a maximum $10,000,000 cap on the aggregate amount of fees that Mr. Paul DiPerna could earn from such arrangement.

NOTE 3 – ACCRUED EXPENSES

As of September 30, 2018 and March 31, 2018, accrued expenses amounted to $46,837 and $14,955, respectively. Accrued expenses comprised of credit card transactions, rent and stock compensation as of September 30, 2018 and March 31, 2018.

NOTE 4 – PAYABLE TO RELATED PARTY

Payable to related party comprises of the amounts paid by the major shareholder on behalf of the Company. The payable is unsecured, non-interest bearing and due on demand. As of September 30, 2018 and March 31, 2018, respectively, the payable to related party amounted to $0 and $516, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common stock

On July 24, 2017, pursuant to the Acquisition Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding shares of Quasuras for 7,582,060 shares of the Company, resulting in Quasuras becoming a wholly-owned subsidiary of the Company. The historical equity for Quasuras was restated pursuant to the reorganization.

The Company has 50,000,000 shares of common stock authorized. The par value of the shares is $0.001. As of September 30, 2018, 15,983,273 shares of common stock of the Company were issued and outstanding.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. The par value of the shares is $0.001. As of September 30, 2018, none of the shares of preferred stock of the Company were issued.

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

NOTE 6 — STOCK-BASED COMPENSATION

During the three months ended September 30, 2018, we granted options for a total of $1,351,515 shares with a weighted average grant date fair value of $0.55 per option. No options were granted during the prior quarters.

The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the three months ended September 30, 2018: (i) dividend yield on our common stock of 0 percent, (ii) expected stock price volatility of 88 percent, (iii) a risk-free interest rate of 3.2 percent, and (iv) and expected option term of 9 years.

General and administrative expense for the three months ended September 30, 2018 included stock-based compensation expense of $8,334. Research and development expenses also included stock-based compensation expenses of $174,504 for the three months ended September 30, 2018. No such expenses were recognized in the prior quarters.

As of September 30, 2018, the unrecognized stock-based compensation expenses related to non-vested stock options was approximately $562,000, which will be amortized over an estimated weighted average period of approximately 9 months.

NOTE 7 - INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, September 30, 2018 and March 31, 2018 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at September 30, 2018 and March 31, 2018. At September 30, 2018 and March 31, 2018, the Company had federal net operating loss carry-forwards of approximately $380,500 and $182,500, respectively, expiring beginning in 2037.

Deferred tax assets consist of the following components:

	September 30, 2018	March 31, 2018
Net loss carryforward	$380,500	$182,500
Valuation allowance	(380,500)	(182,500)
Total deferred tax assets	$—	$—

NOTE 8 – ROYALTY AGREEMENT

On July 12, 2017, the Company entered into a royalty agreement with the founder and major shareholder. Pursuant to the agreement, the founder and major shareholder is assigning and transferring all of his rights in the intellectual property in return for royalty payments. The Company shall pay royalty to the founder on any sales of the royalty product sold or otherwise commercialized by the Company, equal to (a) US$0.75 on each sale of a royalty product, or (b) five percent (5%) of the gross sale price of the royalty product, whichever is less. The royalty payments shall cease, and this agreement shall terminate, at such time as the total sum of royalty payments actually paid to the founder, pursuant to this agreement, reaches $10,000,000. The Company shall have the option to terminate this agreement at any time upon payment, to the founder, of the difference between total royalty payments actually made to him to date and the sum of $10,000,000. All payments of the royalties, if due, for the preceding quarter, shall be made by the Company within thirty days after the calendar quarter.

NOTE 9 – LEASE AGREEMENT

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

Year	March 31,

2019	$18,000
2020	25,500
Total minimum lease payment	$43,500

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was organized under the laws of the State of Nevada on October 22, 1998 under the name Bear Lake Recreation Inc., with an initial authorized capital consisting of 50,000,000 shares of $0.001 par value common voting stock. In June of 2017, the Company changed its name to Modular Medical, Inc. by filing a Certificate of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State.

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

We had no material business operations from 2002 through the Acquisition, and we were a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). As a shell company, we did not have material operations and had assets consisting solely of cash and cash equivalents.

On July 24, 2017, pursuant to the Acquisition Agreement, the Company acquired all 4,400,000 shares of Quasuras’ common stock owned by the three Quasuras shareholders (which represented one hundred percent (100%) of the issued and outstanding shares of Quasuras) resulting in Quasuras becoming our wholly-owned subsidiary and Mr. Paul DiPerna owning approximately forty-seven percent (47%) of our issued and outstanding common stock, after giving effect to the Private Placement and the Share Cancellation. Simultaneously with the closing of the Acquisition and pursuant to the Acquisition Agreement, (i) Mr. James Besser resigned as president and a director and Mr. Morgan Frank resigned as chief executive officer, chief financial officer, secretary, and treasurer but remained a director of the Company, and (ii) Mr. Paul DiPerna was appointed our chairman, chief executive officer, chief financial officer, secretary and treasurer.

The Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Quasuras is considered the acquirer for accounting and financial reporting purposes.

The Company is focused on providing next generation products and services to address the disease and condition diabetes.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we had not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

See Note 1 in the Notes to the Financial Statements for recent accounting pronouncements.

There were various other accounting standards and interpretations recently issued, none of which are expected to have a material impact on our financial position, operations or cash flows.

Results of Operations

For the Three & Six Months Ended September 30,

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Sales, net	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—
Gross profit margin	0%	0%	0%	0%
Operating expenses
Professional expenses	81,883	79,939	123,593	117,131
Research and development	367,550	83,408	503,340	87,754
General and administrative	99,565	12,639	177,255	14,426
Total operating expenses	548,998	175,986	804,188	219,311
Operating loss	(548,998)	(175,986)	(804,188)	(219,311)
Interest income	5,224	784	10,848	1,020
Income tax	—	(800)	—	(800)
Net loss	$(543,774)	$(176,002)	$(793,340)	$(219,091)

Overview:

We reported a net loss of $543,774 and $176,002 for the three months ended September 30, 2018 and 2017, respectively, and losses for the six months ended September 30, 2018 and 2017 of $793,340 and $219,091, respectively. The increase in our net loss from September 30, 2018 to September 30, 2017 is due to an increase in research and developments, consulting fees, professional fees and general and administrative expenses.

Revenues:

Revenue for the three and six months ended September 30, 2018 and 2017 was $0.

Operating Expenses:

Professional expenses for the three months ended September 30, 2018 increased to $81,883 as compared to $79,939 for 2017. For the six months ended September 30, 2018 and 2017, professional fees increased to $123,593 in 2018 versus $117,131 in 2017. The increase is attributable to an increase in consulting fees paid to outside consultants and professional services required for our required filings.

Research and development for the three months ended September 30, 2018 increased to $367,550 as compared to $83,408 for 2017. For the six months ended September 30, 2018 and 2017, research and development increased to $503,340 in 2018 versus $87,754 in 2017. The increase in research and development expenditures is attributable to efforts and expenses incurred to design and develop an innovative insulin pump to better serve the diabetic insulin delivery market along with stock-based compensation. We expect to continue to incur costs related to research and development.

General and administrative expenses for the three months ended September 30, 2018 increased to $99,565 as compared to $12,639 for 2017. For the six months ended September 30, 2018 and 2017, general and administrative increased to $177,255 in 2018 versus $14,426 in 2017. The increase in our general and administrative expense is attributable to (i) an increase in employee related cost of approximately $60,000, (ii) an increase in stock-based compensation of approximately $8,334, (iii) an increase in rent & utilities of approximately $17,500, (iv) an increase in insurance expense of approximately $21,400, (v) an increase in marketing of $8,000, and (vi) an increase in equipment supplies of approximately $34,500.

Interest Income:

Interest income for the three months ended September 30, 2018 and 2017 was $5,224 and $784, respectively. For the six months ended September 30, 2018 and 2017, interest income was $10,848 and $1,020, respectively.

Liquidity and Capital Resources

The following summarizes our cash flows for the six months ended September 30,

	Six Months Ended
	September 30, 2018	September 30, 2017
Cash used in operating activities	$(576,101)	$(332,192)
Cash used in investing activities	(32,753)	(2,929)
Cash used in financing activities	—	4,710,616
Net change in cash	$(608,854)	$4,375,495

As a result of our growth stage, the Company has not experienced sales to sustain cash flow to meet our current obligations and operations expenditures. As a result, the Company raised capital though the share exchange to meet our operating expenditures.

As of September 30, 2018, we had total current assets of $3,688,128 of which $3,687,822 were cash and cash equivalents, and current liabilities of $46,837. As of March 31, 2018, we had total current assets of $4,313,480 and current liabilities of $15,471. As of September 30, 2018 and March 31, 2018, we had working capital of approximately of $3,641,291 and $4,298,009, respectively.

Net Cash Used In Operating Activities:

We used $576,101 of cash to fund operating activities during six month ended September 30, 2018, compared to $332,192 in 2017.  Increased cash usage in 2018 was driven by greater operating losses deriving from development. We reported net losses of $793,340 and $219,091 for the six months ended September 30, 2018 and 2017, respectively.

Net Cash Provided By Investing Activities:

We used $32,753 and acquired $2,929 of cash to purchase equipment and intangible assets during the six month ended September 30, 2018 and 2017, respectively.

Net Cash Acquired In Financing Activities:

We acquired $0 of cash from financing activities for six month ended September 30, 2018, compared to $4,710,616 in 2017.

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

MODULAR MEDICAL, INC.

Date:	November 19, 2018	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul M. DiPerna	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, (principal financial and accounting officer) and	November 19, 2018
Paul M. DiPerna
Director (Chairman of the Board)

/s/ Morgan Frank	Director	November 19, 2018

Morgan Frank

