Form 10-Q
period 2018-12-31
Modular Medical, Inc.
filed 2019-02-14
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

	Commission file number	000-49671

MODULAR MEDICAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0620495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 14, 2019, there were 17,799,705 shares of our common stock (“Common Stock”), par value $.001 per share, outstanding.

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

Item 1. Financial Statements

Modular Medical, Inc. and its Subsidiary
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Balance Sheets

ASSETS	December 31, 2018 (UNAUDITED)	March 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$7,137,876	$4,296,676
Other current assets	21,822	16,804
TOTAL CURRENT ASSETS	7,159,698	4,313,480
Intangible assets, net	189	213
Property and equipment, net	59,703	13,259
Security deposit	7,500	7,500
TOTAL NON-CURRENT ASSETS	67,392	20,972
TOTAL ASSETS	$7,227,090	$4,334,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$62,932	$14,955
Payable to related party	—	516
TOTAL CURRENT LIABILITIES	62,932	15,471
Commitments and Contingencies	—	—
TOTAL LIABILITIES	62,932	15,471
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 17,799,705 shares issued and outstanding as of December 31, 2018 and 15,983,273 as of March 31, 2018	17,800	15,983
Additional paid-in capital	9,387,566	5,011,661
Accumulated deficit	(2,241,208)	(708,663)
TOTAL STOCKHOLDERS’ EQUITY	7,164,158	4,318,981
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,227,090	$4,334,452

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Modular Medical, Inc. and its Subsidiary
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—
Gross Profit (Loss)	—	—	—

Operating Expenses:
Professional expenses	115,111	44,588	238,704	157,517
Research and development	504,787	171,045	1,008,127	258,799
General and administration expenses	130,662	45,227	307,917	64,655
Total Operating Expenses	750,560	260,860	1,554,748	480,971
Loss From Operations	(750,560)	(260,860)	(1,554,748)	(480,971)

Other Income (Expenses):
Interest income	11,355	2,888	22,203	3,908
Amortization of debt discount	—	—	—	—
Total Other Income (Expense)	11,355	2,888	22,203	3,908
Loss Before Income Taxes	(739,205)	(257,972)	(1,532,545)	(477,063)
Provision for income taxes	—	800	—	800
Net Loss	$(739,205)	$(258,772)	$(1,532,545)	$(477,863)

Net Loss Per Share
Basic and Diluted:	$(0.044)	$(0.016)	$(0.094)	$(0.038)
Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	16,848,236	15,983,273	16,272,642	12,500,588
Diluted	16,848,236	15,983,273	16,272,642	12,500,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Modular Medical, Inc. and its Subsidiary
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Nine Months Ended
	December 31, 2018	December 31, 2017
Net loss	$(1,532,545)	$(477,863)
Adjustments to reconcile net loss to net cash used in operating activities :

Depreciation and amortization	8,639	758
Adjustment to reorganization expenses	—	34,472
Stock-Based Compensation	374,006	—

Increase/Decrease in current assets:
Other assets	(5,018)	—
Security deposits	—	(10,103)

Decrease in current liabilities:
Accounts payable and accrued expenses	47,977	(92,101)
Net cash used in operating activities	(1,106,941)	(544,837)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(55,058)	(13,032)
Purchase of intangible assets	—	(230)
Net cash used in investing activities	(55,058)	(13,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	3,983,915	4,697,400
Repayment to related party	(516)	(21,256)
Proceeds from issuance of stock	19,800	—
Net cash provided by financing activities	4,003,199	4,676,144

Net increase in cash and cash equivalents	2,841,200	4,118,045

Cash and cash equivalents, at the beginning of the period	4,296,676	392,007

Cash and cash equivalents, at the end of the period	$7,137,876	$4,510,052

SUPPLEMENTAL DISCLOSURES :
Cash paid during the year for:
Income tax	$—	$800
Interest	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MODULAR MEDICAL, INC.

F/K/A BEAR LAKE RECREATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the fiscal year ended March 31, 2018. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019.

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

Research and Development

The Company expenses the cost of research and development, as incurred. Research and development costs charged to operations were approximately $504,787 and $171,045 for the three months ended December 31, 2018 and 2017, respectively. For the nine months ended December 31, 2018 and 2017, the costs were approximately $1,008,127 and $258,799 respectively.

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

At December 31, 2018 and 2017, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended March 31, 2018 and prior years or in computing its tax provision for 2017. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities for the period ended March 31, 2018 to the present, generally for three years after they are filed.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2018 and March 31, 2018, the Company had $7,137,876 and $4,296,676, respectively, in cash.  Deposits at the bank are insured up to $250,000 by the Federal Deposit Insurance Corporation. The Company’s uninsured portion of the balances held at the bank aggregated to approximately $6,707,805 and $3,933,002, respectively. No reserve has been made in the financial statements for any possible loss due to any financial institution failure.  The Company has not experienced any losses in such accounts and believes we are not exposed to any significant risk on cash and cash equivalents.

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

As of December 31, 2018, and March 31, 2018, property, plant and equipment amounted to:

	December 31, 2018	March 31, 2018
Computer and equipment	$70,161	$15,103
Less: accumulated depreciation	(10,458)	(1,844)
	$59,703	$13,259

Depreciation expenses for the three months ended December 31, 2018 and 2017 were $5,426 and $458, respectively. For the nine months ended December 31, 2018 and 2017, depreciation was approximately $8,614 and $758, respectively.

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

As of December 31, 2018, and June 30, 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for three & nine months ended December 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net Loss	$(739,205)	$(258,772)	$(1,532,545)	$(477,863)
Net Loss Per Share
Basic and Diluted:	$(0.044)	$(0.016)	$(0.094)	$(0.038)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	16,848,236	15,983,273	16,272,642	12,500,588
Diluted	16,848,236	15,983,273	16,272,642	12,500,588

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

NOTE 3 – ACCRUED EXPENSES

As of December 31, 2018 and March 31, 2018, accrued expenses amounted to $62,932 and $14,955, respectively. Accrued expenses comprised of rent and research and development as of December 31, 2018 and March 31, 2018.

NOTE 4 – PAYABLE TO RELATED PARTY

Payable to related party comprises of the amounts paid by the major shareholder on behalf of the Company. The payable is unsecured, non-interest bearing and due on demand. As of December 31, 2018 and March 31, 2018, respectively, the payable to related party amounted to $0 and $516, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common stock

On July 24, 2017, pursuant to the Acquisition Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding shares of Quasuras for 7,582,060 shares of the Company, resulting in Quasuras becoming a wholly-owned subsidiary of the Company. The historical equity for Quasuras was restated pursuant to the reorganization.

The Company has 50,000,000 shares of Common Stock authorized. The par value of the shares is $0.001. During the three months ended December 31, 2018, 1,786,432 shares of Common Stock were issued for a private placement at $4,019,478, including legal fees of $35,563. During the three months ended December 31, 2018, 30,000 shares of Common Stock were issued for cash of $19,800. As of December 31, 2018, 17,799,705 shares of Common Stock of the Company were issued and outstanding.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. The par value of the shares is $0.001. As of December 31, 2018, none of the shares of preferred stock of the Company were issued.

Stock Options

On October 19, 2017, the Board of Directors approved an Employee Stock Option Program (“Stock Option Program”) that reserves 3,000,000 shares of common stock of the Company to be issued. Under the Company’s Stock Option Program, eligible employees, directors and consultants are granted options to purchase shares of common stock of the Company. The Stock Option Program is administered by the Company’s Board of Directors or, in the alternative, if necessary, a committee designated by the Board of Directors, and has the sole power over the exercise of the Stock Option Program. The Board of Directors determines whether the Stock Option Program will allow for the issuance of shares of common stock or an option to purchase shares of common stock, such option designated as either an incentive stock option or a non-qualified stock option.

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

The Board of Directors are responsible for determining the consideration to be paid for the shares of common stock to be issued upon exercise or purchase. The Stock Option Program generally doesn’t allow for the transfer of the options, and the Board of Directors may amend, suspend or terminate the Stock Option Program at any time.

NOTE 6 — STOCK-BASED COMPENSATION

During the three months ended December 31, 2018, we granted options for a total of 28,661 shares with a weighted average grant date fair value of $0.87 per option. During the nine months ended December 31, 2018, we granted options for a total of 1,264,687 shares with a weighted average grant date fair value of $0.55 per option.

The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the three months ended December 31, 2018: (i) dividend yield on our common stock of 0 percent, (ii) expected stock price volatility of 88 percent, (iii) a risk-free interest rate of 3.2 percent for options granted from July to October, and 2.52 percent for options granted in November and December, and (iv) and expected option term of 8 years for 1,200,000 shares of option granted, and 5 years for 64,687 shares of option granted.

General and administrative expense for the three and nine months ended December 31, 2018 included stock-based compensation expense of $12,500 and $20,833. Research and development expenses also include stock-based compensation expenses of $178,670 and $353,173 for the three and nine months ended December 31, 2018.

As of December 31, 2018, the unrecognized stock-based compensation expenses related to non-vested stock options was approximately $330,000, which will be amortized over an estimated weighted average period of approximately 6 months.

NOTE 7 - INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, December 31, 2018 and March 31, 2018 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at December 31, 2018 and March 31, 2018. At December 31, 2018 and March 31, 2018, the Company had federal net operating loss carry-forwards of approximately $565,500 and $182,500, respectively, expiring beginning in 2037.

Deferred tax assets consist of the following components:

	December 31, 2018	March 31, 2018
Net loss carryforward	$565,500	$182,500
Valuation allowance	(565,500)	(182,500)
Total deferred tax assets	$—	$—
11

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

Year	March 31,
2019	$9,000
2020	25,500
Total minimum lease payment	$34,500

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was organized under the laws of the State of Nevada on October 22, 1998 under the name Bear Lake Recreation Inc., with an initial authorized capital consisting of 50,000,000 shares of $0.001 par value common voting stock. In 2017, the Company changed its name to Modular Medical, Inc. by filing a Certificate of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we had not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

See Note 1 in the Notes to the Financial Statements for recent accounting pronouncements.

There were various other accounting standards and interpretations recently issued, none of which are expected to have a material impact on our financial position, operations or cash flows.

Results of Operations

For the Three & Nine Months Ended December 31,

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Sales, net	$—	$—	$—	$—
Cost of sales	—	—	—	—
Cost of sales	—	—	—	—
Gross profit margin	0%	0%	0%	0%
Operating expenses
Professional expenses	115,111	44,588	238,704	157,517
Research and development	504,787	171,045	1,008,127	258,799
General and administrative	130,662	45,227	307,917	64,655
Total operating expenses	750,560	260,860	1,554,748	480,971
Operating loss	(750,560)	(260,860)	(1,554,748)	(480,971)
Interest income	11,355	2,888	22,203	3,908
Income tax	—	800	—	800
Net loss	$(739,205)	$(258,772)	$(1,532,545)	$(477,863)

Overview:

We reported a net loss of $739,205 and $258,772 for the three months ended December 31, 2018 and 2017, respectively, and losses for the nine months ended December 31, 2018 and 2017 of $1,532,545 and $477,863, respectively. The increase in our net loss from December 31, 2018 to December 31, 2017, is due to an increase in research and developments, consulting fees, professional fees and general and administrative expenses.

Revenues:

Revenue for the three and nine months ended December 31, 2018 and 2017 was $0.

Operating Expenses:

Professional expenses for the three months ended December 31, 2018 increased to $115,111 as compared to $44,588 for 2017. For the nine months ended December 31, 2018 and 2017, professional fees increased to $238,704 in 2018 versus $157,517 in 2017. The increase is attributable to an increase in consulting fees paid to outside consultants and professional services required for our required filings.

Research and development for the three months ended December 31, 2018 increased to $504,787 as compared to $171,045 for 2017. For the nine months ended December 31, 2018 and 2017, research and development increased to $1,008,127 in 2018 versus $258,799 in 2017. The increase in research and development expenditures is attributable to efforts and expenses incurred to design and develop an innovative insulin pump to better serve the diabetic insulin delivery market along with stock-based compensation. We expect to continue to incur costs related to research and development.

General and administrative expenses for the three months ended December 31, 2018 increased to $130,662 as compared to $45,227 for 2017. For the nine months ended December 31, 2018 and 2017, general and administrative increased to $307,917 in 2018 versus $64,655 in 2017. The increase in our general and administrative expense is attributable to (i) an increase in employee related cost of approximately $127,000 (ii) an increase in stock-based compensation of approximately $20,833, (iii) an increase in rent & utilities of approximately $20,400, (iv) an increase in insurance expense of approximately $35,000, (v) an increase in marketing of $10,700, and (vi) an increase in equipment supplies of approximately $54,500.

Interest Income:

Interest income for the three months ended December 31, 2018 and 2017 was $11,355 and $2,888, respectively. For the nine months ended December 31, 2018 and 2017, interest income was $22,203 and $3,908, respectively.

Liquidity and Capital Resources

The following summarizes our cash flows for the nine months ended December 31,

	Nine Months Ended
	December 31, 2018	December 31, 2017
Cash used in operating activities	$(1,106,941)	$(544,837)
Cash used in investing activities	(55,058)	(13,262)
Cash acquired in financing activities	4,003,199	4,676,144
Net change in cash	$2,841,200	$4,118,045

As a result of our growth stage, the Company has not experienced sales to sustain cash flow to meet our current obligations and operations expenditures. As a result, the Company raised capital though the share exchange to meet our operating expenditures.

As of December 31, 2018, we had total current assets of $7,159,698 of which $7,137,876 were cash and cash equivalents, and current liabilities of $62,932. As of March 31, 2018, we had total current assets of $4,313,480 and current liabilities of $15,471. As of December 31, 2018 and March 31, 2018, we had working capital of approximately of $7,096,766 and $4,298,009, respectively.

Net Cash Used In Operating Activities:

We used $1,106,941 of cash to fund operating activities during nine month ended December 31, 2018, compared to $544,837 in 2017.  Increased cash usage in 2018 was driven by greater operating losses deriving from development. We reported net losses of $1,532,545 and $477,863 for the nine months ended December 31, 2018 and 2017, respectively.

Net Cash Provided By Investing Activities:

We used $55,058 and $13,262 of cash to purchase equipment and intangible assets during the nine month ended December 31, 2018 and 2017, respectively.

Net Cash Acquired In Financing Activities:

We acquired $4,003,199 of cash from financing activities for nine month ended December 31, 2018, compared to $4,676,144 in 2017.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are not effective as of December 31, 2018. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock-Based Compensation

During the three months ended December 31, 2018, pursuant to the terms of our Employment Agreement, we granted Mr. DiPerna options exercisable to purchase 28,661 shares at an exercise price of $0.66 and $2.25 per share.

In addition, the Company issued 30,000 shares of restricted Common Stock to a consultant for $19,800.

The options and shares of restricted Common Stock were granted without registration under the Securities Act of 1933, as amended, in reliance upon exemptions provided under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Employment Agreement

On August 1, 2018, the Company entered into an Employment Agreement (the “Employment Agreement”) with Paul M. DiPerna, whereby in consideration for Mr. DiPerna’s employment with the Company, the Company agreed to pay Mr. DiPerna a base compensation of $200,000 annually, plus $100,000 per year payable in options for shares of the Company’s Common Stock. Mr. DiPerna is eligible to receive a $300,000 annual bonus payable at the discertion of the Board in options or cash. Mr. DiPerna and the Company are eligible to terminate Mr. DiPerna’s employment at any time, for any reason or no reason. In addition, Mr. DiPerna may resign or terminate this employment at any time by giving the Company 30 days’ prior written notice.

The foregoing description of the Employment Agreement is qualified by reference to the full terms of the Employment Agreement attached hereto as Exhibit 10 and incorporated herein by reference.

Election of New Director

On January 16, 2019, the Board elected Liam Burns as a director of the Company for a term lasting until the next annual meeting of the shareholders. Mr. Burns has been granted an option to purchase 90,000 shares of the Company’s Common Stock at an exercise price of $2.25 per share in accordance with the Company's Stock Option Program.

Item 6. Exhibits

Exhibit No.	Description of Document
10	Employment Agreement, dated as of August 1, 2018, by and between the Company and Paul M. DiPerna.

31.1	Certification of Paul M. DiPerna pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul M. DiPerna of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date:	February 14, 2019	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(principal executive, financial and accounting officer)

