Form 10-K
period 2019-03-31
Modular Medical, Inc.
filed 2019-06-27
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 000-49671

MODULAR MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0620495
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

800 West Valley Parkway, Suite 203, Escondido, CA 92025
(Address of Principal Executive Offices) (Zip Code)

(949) 370-9062
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☒

    (The Registrant does not have a corporate website.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end.

$694,460. Such aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates on June 24, 2019 (3,472,301 shares) by the average bid price of our common stock on June 24, 2019 ($0.20).

Note — If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of June 19, 2019, the registrant had 17,870,261 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See Part IV, Item 15: Exhibits and Financial Statement Schedules.

FORWARD-LOOKING STATEMENTS

Unless otherwise noted, all references to the “Company”, “Modular”, “we”, “us” or “our” refer to Modular Medical, Inc.

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof, or similar expressions. These forward-looking statements are found at various places throughout this Report and include, without limitation, information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from those expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

Overview

We are a development stage company focused on designing and commercializing an innovative form of insulin pump to better serve the diabetes market. Our goal is to expand access to such state-of-the-art therapies and better serve those requiring daily administration of insulin or other drugs.

It is our view that people with diabetes currently see a number of problems and/or shortcomings with the current offerings in the insulin pump market and that by alleviating these issues, we can expand the scope insulin pump usage. We believe that, to achieve broader market acceptance, an insulin pump must be simpler to learn, less time consuming to operate as well as more intuitive to both patients and physicians to reduce the friction of current products. We also believe that a product must be specifically designed to be covered by insurance with affordable co-payments.

Among the more prominent issues are:

•	Complexity: Many existing pumps are highly complex and require significant technical expertise to use effectively. We believe such pumps were designed for “super users” who have high levels of motivation and technical competence and that their complexity proves daunting to less technically inclined users.
•	Cumbersome: We believe that a majority of existing pumps are bulky and difficult to manage, in many cases requiring additional equipment to introduce a catheter to the patient’s body and 48 inches of tubing, which must be replaced frequently to connect this catheter to a pump. This requires users to carry spare parts and other equipment adding to the encumbrance of using the pump.
•	Cost: Costs associated with insulin pump therapy are high and can be prohibitive especially for those on fixed or limited incomes. These costs vary by pump, but multi-thousand-dollar upfront payments often with substantial co-payments in addition to possible daily co-payments on consumables can easily place current pumps out of reach for patients. This makes insurers very hesitant to pay for them leading to limited or absent reimbursement/coverage.

Our team has extensive knowledge of the diabetes space and experience in developing, winning approval for, and bringing insulin pumps to market. Based on this experience, the Company believes that its innovative insulin pump, using a new and proprietary method of pumping insulin, can address most or all of these shortcomings. It provides a state-of-the-art insulin pump capable of both basal (steady flow) and bolus (mealtime dosing) insulin disbursement and with a natural migration path to multi-chamber/multi liquid pumps with exciting array of new therapies being available to patients. Our goal is to become the leader in expanding access to insulin pump technology to a wider portion of diabetes sufferers and provide not just care for the super users, but “diabetes care for the rest of us.”

Mr. DiPerna, our founder, chairman and chief executive officer, chief financial officer, secretary and treasurer began his career in approximately 1980 as a mechanical design engineer in the automated test equipment industry before moving in approximately 1989 to a start-up in the blood separation sciences industry. This company was eventually acquired in approximately 1991 by Baxter Healthcare (“Baxter”). Following such acquisition, Mr. DiPerna became employed by Baxter and held various positions during his approximate 12 years at Baxter. While at Baxter, Mr. DiPerna led significant projects and initiatives including leading a team of approximately 50 engineers in developing equipment in the blood separation sciences industry. In approximately 1996, Mr. DiPerna was promoted to General Manager of Baxter’s business development group to identify expansion opportunities in the medical device industry for Baxter. While holding such position, Mr. DiPerna led a team of 20- 25 people researching custom orthopedics, digital dentistry and rapid prototyping. In such role, one of Mr. DiPerna’s assignments was identifying opportunities in the diabetes industry. As a result, Mr. DiPerna developed an expertise and knowledge and became well known in the diabetes industry and led attempts by Baxter to acquire three then leading insulin pump manufacturers. In 2003, Mr. DiPerna using his knowledge and experience acquired at Baxter in the diabetes industry and in the “pump” product business in particular, left Baxter and founded what subsequently became Tandem Diabetes Care, Inc. (“Tandem”). While at Tandem, Mr. DiPerna held various positions including a director, chief executive officer and chief technology officer. Tandem is a medical device company that designs, develops and commercializes products for people with insulin dependent diabetes. Tandem’s common stock is listed on the NASDAQ Global Market under the symbol “TNDM”. Tandem was founded by Mr. DiPerna to design, develop and commercialize a “state of the art” user-friendly insulin pump. Under the leadership of Mr. DiPerna, Tandem raised approximately $52,000,000 from well-known venture capital firms. Mr. DiPerna was the person primarily responsible for the design concept and development of Tandem’s insulin pump, which after commercial introduction it is estimated by Mr. DiPerna such insulin pump had a quick ramp up to 5,000 purchasers. In 2011, Mr. DiPerna resigned from his executive officer position and board seat at Tandem and continued to assist the company through 2013. He co-invented a medical device used for blood borne infection control called the “Curos Cap.” Curos Cap was owned by a private company which was acquired by 3M Corporation in 2015 for $150,000,000. Thereafter, Mr. DiPerna founded a company Fuel Source Partners, LLC, where he is the manager, to incubate early stage medical device products and accumulate technical talent. One of such proposed products was spun-out to Quasuras in March 2015, which Modular Medical acquired in 2017. Mr. DiPerna owns a variety of patents and patents pending and is a member of the American Diabetes Association. Mr. DiPerna received a Master’s in Engineering Management from Northeastern University and a BS in Mechanical Engineering from the University of Lowell. In January 2017, Mr. DiPerna joined National Cardiac Incorporated as the Chief Executive Officer and as a board member to leverage their technology in the cardiac monitoring space.

The Market

Diabetes is a chronic, life-threatening disease for which there is no known cure. Type 1 diabetes is an auto immune disease whereby the immune system attacks and destroys beta cells in the pancreas leaving it unable to produce insulin. Type 2 diabetes is most commonly caused by the development of insulin resistance that prevents the body from properly using insulin. Insulin is a life sustaining hormone that allows cells in the body to absorb glucose and store it or covert it to energy. Those with diabetes are left unable to properly process sugars resulting in excessive sugar in their bloodstream. If not closely monitored and properly treated, such excess blood sugar can lead to serious medical complications including damage to organs and tissues, seizures, coma, and death. By injecting controlled doses of insulin, people with diabetes can reduce their blood glucose levels to mitigate these complications and allow better processing and storage of sugars.

Generally, there are two primary therapies used by people with insulin-dependent diabetes: insulin injections and insulin pumps. Each is designed to supplement or replace the insulin-producing function of the pancreas. Insulin injections are often referred to as multiple daily injection (or “MDIs”) and involve the use of syringes or insulin pens to inject insulin into the person’s body as required. Insulin pumps are used to provide a steady flow of insulin (often referred to as continuous subcutaneous insulin infusion or basal rate insulin) and bursts of mealtime insulin (boluses). Insulin pump therapy has been shown to provide people with insulin-dependent diabetes with numerous advantages compared to MDI’s. The steady flow of insulin and the easier application of mealtime boluses has been shown by numerous clinical studies to result in lower HbA1c’s (a measure of the amount of glucose in the bloodstream) when compared to MDI therapy. This results in lower rates of hospitalization and overall adverse events for people with diabetes.

We believe that the greater efficacy of pumps compared to MDI makes insulin pumps the more favorable choice for persons in managing diabetes but that the shortcomings and challenges around existing pumps have held back adoption rates.

According to the United States Center for Disease Control and Prevention, (“CDC”), in the United States, in 2012, 86 million people, or 1 out of 3 adults, had pre-diabetes, approximately 21 million people had been diagnosed diabetes and an additional 8.1 million people had diabetes that was undiagnosed. CDC also indicated that in the United States, diabetes was the seventh leading cause of death in the United States in 2010 (which according to CDC, may be underreported). Diabetes was the leading cause of kidney failure, lower-limb amputations, and adult-onset blindness and more than 20% of projected health care spending in 2012 was for people with diagnosed diabetes.

CDC estimated that in 2012 there were 3.1 million people requiring daily administration of rapid acting insulin. According to the American Diabetes Association, roughly 1 million people worldwide use insulin pumps with over 200 million people diagnosed with diabetes.

We believe that due to a number of factors including the large consumption of processed foods and the growing obesity problem in the United States, the number of persons requiring daily administration of insulin is and will continue to grow at rapid rates.

The category of persons with diabetes requiring daily insulin administration is our target market and we believe our proposed product has the potential to substantially improve the day to day quality of life of such persons.

The Opportunity

We believe the insulin pump market is large and growing but generally has been poorly served by existing products that have limited the adoption of insulin pumps. We believe an insulin pump having the correct mix of efficiency, reliability, features that are easy to understand and use and are offered at an affordable price point will drive a substantial percentage of “almost pumpers” to use insulin pumps and persons currently using available, but less than optimum pumps, to switch to such a more desirable product. We believe that such an insulin pump can improve glucose control, and, therefore, the user’s quality of life while substantially mitigating adverse diabetes related health risks and many if not all of the challenges and shortcomings discussed herein.

We believe there is a substantial opportunity to penetrate the type 2 marketplace, whether through a new insulin pump or simplification of pumps for the type 2 marketplace.

As set forth in general terms herein, we believe existing pumps have numerous shortcomings and challenges including:

Outdated Style. Consumer electronics devices have evolved in both form and function. Diabetes pumps have not experienced similar progress. We believe that consumers will be more receptive of products designed with the user experience in mind and that many have low tolerance for complex, difficult procedures for use and maintenance of products.

Bulky size. We believe that consumers view traditional pumps, especially those with tubing, to be large, bulky, and inconvenient to carry or wear, especially when compared to modern consumer electronic devices. The size of the pump further contributes to users being embarrassed by the pump. We believe a simple patch style of pump will drive adoption.

Pump mechanism limitations. Traditional pumps generally utilize a syringe and plunger mechanism to deliver insulin. We believe this design limits the ability to reduce the size of the pump, and also potentially exposes the user to the unintended delivery of the full volume of insulin within the pump, which can cause hypoglycemia or death. We believe that the fear of adverse health events due to technical malfunctions related to traditional pump mechanism limitations deters the adoption of insulin pump therapy.

Costs. Existing pumps are expensive, with the more popular models having purchase prices exceeding $4,000 for individuals without health insurance and often require significant patient copays. Others have daily use costs that exceed the reimbursement rates of many health insurance plans, forcing some users to spend thousands of dollars a year in copays. We believe this makes insurers hesitant to pay for pumps for any but their best and most compliant patients and places them out of reach for many patients who cannot afford such out of pocket expenses.

Our Solution

The Company’s proposed pump is being designed and developed to address the above shortcomings and to appeal to (i) the substantial group of “almost pumpers” who are currently interested in using an insulin pump, but have not done so because of the complexity, cost or cumbersome nature of existing products, and (ii) people who are using one of the currently available insulin pumps but are dissatisfied with such products. We believe that, owing to our new proprietary technology, that our proposed insulin pump will be the simplest and least expensive product on the market and the easiest for physicians to prescribe.

An early prototype of our proposed pump has been built to test what the Company believes to be our novel approach to insulin pumps. We believe such prototype will need to be modified to provide the safety features required to meet today’s standards and manufacturing considerations to keep costs low.

By providing a pump that we believe will establish industry standards in terms of technology, simplicity to understand, ease of use and price, we believe our proposed pump will offer the vast majority of benefits afforded by more expensive and complex pumps but are accessible to a substantially greater percentage of diabetes sufferers requiring daily insulin therapy.

We believe people generally will not use technology that intimidates them and physicians are hesitant to prescribe such technology. We believe mass market products, such as is intended for our proposed pump must be “user friendly” and affordable. We believe this approach is fundamentally different from that applied to the existing pump market today where most pumps are continuously adding complex features and are “user friendly” to only the most technically astute and are becoming more complex and difficult to use.

Our current goal is to successfully design, develop and obtain all required regulatory approvals for our proposed insulin pump, and, thereafter, commercialize, market and sell the finished product. Our long-term goal is to become a leading provider of insulin pump therapy by focusing on both consumer and clinical needs.

To achieve our above stated immediate and current goals, we intend to pursue the following business strategies:

Use of Innovative proprietary technology. Based upon Mr. DiPerna’s substantial experience in engineering design and innovative technology in the medical device industry and in particular with insulin pumps, we have created certain critical proprietary technology that will be incorporated into our proposed insulin pump. Generally, this technology is involved in the delivery of insulin to the user at the appropriate and necessary times. We believe this technology will greatly assist us in creating a simpler user-friendly pump. We believe the proposed design, engineering and technology being incorporated into our proposed pump, will make our proposed pump substantially simpler than the currently available and that we will be able to offer it at more affordable prices than those currently available. These features together with the safety and reliability of our proposed pump, is designed to create the next generation of insulin pumps that will be superior to those currently available and make it available to consumers across mostly all socioeconomic groups in the United States and around the world.

Keep costs low during our design and development process. To attempt to ensure that we have sufficient funds to design, develop and obtain all required regulatory approvals for our proposed insulin pump without having to sacrifice quality and efficiency, we intend to maintain a tight budget and limit expenditures where possible. We believe this will be possible because of the extensive knowledge and experience of Mr. DiPerna not only in the diabetes industry and more specifically in the insulin pump device market, but also his experience in designing and developing insulin pumps and other medical devices and his ability to manage a small, focused development team. We currently expect various other expenses such as product scale up, sales and marketing costs will not be incurred until such time as development work is completed and regulatory approvals obtained.

Employ experienced engineers picked, supervised and led by Mr. DiPerna, a highly experienced and respected engineer and executive in the insulin pump industry. To attempt to ensure our proposed insulin pump is “state of the art,” functional, and efficient as well as to conserve funds, significantly all of our employees will initially be hand-picked engineers under the direct supervision and leadership of Mr. DiPerna. We believe that there is a strong pool of engineers with significant applicable experience and knowledge who we will be able to initially employ on a contract and/or outsource basis to help us design and develop our proposed insulin pump. We believe by hiring such persons on an out-source basis, we will save substantial resources and by having Mr. DiPerna lead and focus the team on technological and mechanical aspects of our proposed insulin pump, our team will be well guided, focused, cost efficient, and able to efficiently design and develop our product that we believe can eventually be an industry standard.

Government Regulations

The medical device industry is regulated extensively by governmental authorities, principally the United Stated Food and Drug Administration (the “FDA”) and corresponding state regulatory agencies. The regulations are very complex and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to bring our proposed product to the commercialization stage as a result of higher than anticipated costs to obtain regulatory approval. The FDA and other U.S. governmental agencies regulate numerous elements of our proposed product at various stages, including:

•	product design and development;
•	pre-clinical and clinical testing and trials;
•	product safety;
•	establishment registration and product listing;
•	labeling and storage;
•	marketing, manufacturing, sales and distribution;
•	pre-market clearance or approval;
•	servicing and post-market surveillance;
•	advertising and promotion; and
•	recalls and field safety corrective actions.

Even if we obtain all regulatory approvals, before we can market or sell our proposed product, we must obtain either clearance under Section 510(k) of the United States Food, Drug and Cosmetic Act or approval of a pre-market approval application (a “PMA”) from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support a determination of substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, such as our proposed insulin pump. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The process of obtaining regulatory clearances or approvals to market a medical device, such as our proposed insulin pump, can be costly and time-consuming, and we may not be able to obtain such clearances or approvals on a timely basis or at all for our proposed product.

If the FDA requires us to go through a more rigorous examination for our proposed product than we currently expect, we may require substantial additional funding sooner than anticipated and/or our product could be severely delayed, or our efforts ceased. We anticipate that our proposed product will require the more costly, lengthy and uncertain PMA approval process.

The FDA can delay, limit or deny clearance or approval of our proposed pump device for many reasons, including:

•	our inability to demonstrate that our product is safe and effective for its intended users;
•	the data from our clinical trials may be insufficient to support clearance or approval; and
•	failure of the manufacturing process or facilities we use to meet applicable requirements.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our proposed product.

Any delay in, or failure to receive or maintain, clearance or approval for our products under development could prevent us from generating revenue therefrom or achieving profitability. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some customers from using our proposed product and adversely affect our reputation and the perceived safety and efficacy of our proposed product.

Failure to comply with applicable regulations could jeopardize our ability to commercialize and sell our proposed pump and result in enforcement actions such as fines, civil penalties, injunctions, warning letters, recalls of products, delays in the introduction of products into the market, refusal of the FDA or other regulators to grant future clearances or approvals, and the suspension or withdrawal of existing approvals by the FDA or other regulators. Any of these sanctions could result in higher than anticipated costs and have a material adverse effect on our reputation, business and financial condition.

Number of Total Employees and Number of Full-Time Employees

We currently employ six (6) full-time employees, including one executive officer, Paul DiPerna, our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director.

Competition

Medtronic, Tandem Diabetes Care and Insulet, all much larger companies with substantially greater resources than the Company’s resources, make similar products for the more sophisticated, technically capable person with diabetes.  The Company does not intend to compete for those patients, instead by offering a simple to use more cost-effective solution the Company intends to attract the more mainstream patients.

Patents

The Company has applied to the U.S. Patent and Trademark Office for two US patents on its proprietary fluid movement technology and the configuration of its product offering.  There is no assurance that these patents will be issued, and no assurance that they will prevent other companies from competing with the Company. The Company will continue to attempt to patent its innovations as appropriate to help ensure a sustainable competitive advantage.

Corporate History and Background

We were formed as a corporation under the laws of the State of Nevada on October 22, 1998 under the name Bear Lake Recreation Inc. We had no material business operations from 2002 until approximately April 26, 2017 when we acquired Quasuras, Inc., a Delaware corporation (“Quasuras”), in the Acquisition (as defined below). Prior to the Acquisition and since at least 2002 we were a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).

The Control Block Acquisition. On April 26, 2017, pursuant to a Common Stock Purchase Agreement, dated as of April 5, 2017, by and among Manchester Explorer, LP, a Delaware limited partnership (“Manchester Explorer”), the Company and certain persons named therein, Manchester Explorer purchased from us 2,900,000 shares of our common stock representing in excess of a majority of our then issued and outstanding common stock, for a purchase price of $375,000 (the “Control Block Acquisition”), resulting in a change in control of the Company. In connection with the Control Block Acquisition, James E. Besser was appointed president and a director and Morgan C. Frank was appointed the chief executive officer, chief financial officer, secretary, treasurer and a director of the Company and immediately following such appointments, our then officers and directors resigned. Mr. Besser is the managing member of and Mr. Frank is the portfolio manager and a consultant to Manchester Management Company, LLC, a Delaware limited liability company “MMC”). MMC is the general partner of Manchester Explorer and Jeb Partners, L.P. (“Jeb Partners,” and together with Manchester Explorer, collectively, the “Purchasing Funds”).

The Acquisition. On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among the Company, Paul M. DiPerna, the sole officer, director and a controlling stockholder of Quasuras, Messrs. Besser and Frank (Messrs. Besser, Frank and DiPerna, collectively, the “3 Quasuras Shareholders”), and Quasuras, the Company acquired all of the issued and outstanding shares of Quasuras owned by the 3 Quasuras Shareholders in exchange for 7,582,060 shares of our common stock of which Messrs DiPerna, Besser and Frank received 7,523,430 shares, 180,830 shares and 180,830 shares, respectively, resulting in Quasuras becoming our wholly-owned subsidiary (the “Acquisition”). Simultaneously with the closing of the Acquisition, Manchester Explorer cancelled the 2,900,000 shares of our common stock purchased in April 2017 Control Block Acquisition, Mr. Besser resigned as our president and a director and Mr. Frank resigned as our chief executive officer, chief financial officer, secretary, and treasurer, but remained a director and Mr. DiPerna was appointed our chairman, chief executive officer, chief financial officer, secretary and treasurer. Messrs. Besser and Frank had each previously purchased for $50,000 approximately 2.25% of the capital stock of Quasuras, and as a result each received the above 180,830 shares of our common stock in the Acquisition.

In anticipation of the closing of the Acquisition, on June 27, 2017, we changed our name from “Bear Lake Recreation, Inc.” to “Modular Medical, Inc.” and changed our trading symbol from “BLKE” to “MODD.”

2017 Private Placement. Simultaneously with the closing of the Acquisition, we sold in a private placement an aggregate of 7,233,031 shares of our common stock resulting in gross proceeds to us of approximately $4,731,872 (the 2017 Private Placement”). In connection with the 2017 Private Placement, we paid $41,928 as compensation in connection with sales of our shares therein. Manchester Explorer and JEB Partners purchased 5,303,031 shares in the aggregate for $3,500,000 in the 2017 Private Placement; and Mr. DiPerna, in addition to his prior investment of approximately $600,000 of his personal funds into Quasuras prior to the Acquisition, purchased 303,030 shares for approximately $200,000 in the 2017 Private Placement.

Following the Acquisition, the 2017 Private Placement and related transactions, we had issued and outstanding 15,983,273 shares of our common stock of which Mr. DiPerna owned 7,523,430 shares, the Purchasing Funds and Messrs. Besser and Frank owned in the aggregate 5,664,690 shares and the other purchasers in the Private Placement owned 2,195,151 shares.

Following the closing of the Acquisition, on July 28, 2017, we filed with the Securities and Exchange Commission (the “SEC”), a Current Report on Form 8-K (the “Super 8-K”), disclosing the Acquisition, the Private Placement, the Share Cancellation and related transactions, which upon the filing of the Super 8-K we ceased being a shell company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

Our executive offices are located at 800 West Valley Parkway, Suite 203, Escondido, CA 92025.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Pink Markets under the trading symbol “MODD”. Trading in stocks quoted on the OTC Pink Markets. Trading in shares of our common stock is limited and sporadic. There is no established trading market for shares of our common stock and no assurances can be given that any such trading market will develop or be maintained.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The below prices were obtained from the OTC Market Group, Inc.

Fiscal Year Ending March 31, 2018	High Bid	Low Bid

First Quarter	$0.38	$0.38
Second Quarter	$0.38	$0.38
Third Quarter	$0.38	$0.38
Fourth Quarter	$0.38	$0.38

Fiscal Year Ending March 31, 2019	High Bid	Low Bid

First Quarter	$0.38	$0.38
Second Quarter	$0.38	$0.38
Third Quarter	$1.01	$0.20
Fourth Quarter	$1.01	$1.01

Number of Equity Security Holders

As of June 13, 2019, we had 92 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

Dividend Policy

We have never paid dividends and have no current plans to do so. We currently anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, financial condition, and other factors that the Board, in its discretion, may deem relevant. There are no restrictions, other than applicable law, on the ability of the Board to declare and pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 11 of Part III of this Report.

Recent Sales of Unregistered Securities

During our fiscal year ending March 31, 2019, we sold from November 2018 through March 29, 2019, in a private placement 1,856,988 shares of our common stock at a purchase price of $2.25 per share resulting in gross proceeds to us of $4,142,666  (the “2018 Private Placement”). In the 2018 Private Placement, Mr. Besser purchased 88,889 shares for $200,000, JEB Partners purchased 160,000 shares for $360,000, and Manchester Explorer purchased 471,111 shares for $1,060,000.

The above sales of our shares of common stock were made pursuant to exemptions from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act. We made such determinations based upon representations by the purchasers of such shares including, without limitation, that such purchasers were “accredited investors” as defined in the Securities Act.

Purchases of Equity Securities by Us and Affiliated Purchasers

None

ITEM 6: SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was incorporated under the laws of the State of Nevada on October 22, 1998 under the name Bear Lake Recreation Inc.

We had no material business operations from 2002 through July 24, 2017, when we acquired Quasuras in the Acquisition.

The Acquisition was accounted for as a recapitalization effected by a share exchange and Quasuras was considered the acquirer for accounting and financial reporting purposes.

Following the Acquisition, we have been singularly focused on designating and developing our innovative insulin pump which we believe will substantially improve the quality of life of persons requiring daily administration of fast acting insulin.

From July 24, 2017 through March 29, 2019, we have conducted 2 private placements, the 2017 Private Placement and the 2018 Private Placement of shares of our common stock discussed elsewhere in this Report pursuant to which we received in the aggregate $8,874,538 of gross proceeds. We are using the net proceeds from such private placements in connection with the design and development of our insulin pump.

Results of Operations – for the Fiscal Year Ended March 31, 2019 and Compared to Fiscal Year Ended March 31, 2018

For the Years Ended March 31,

	2019	2018
Operating expenses
Professional expenses	$260,396	$232,961
Research and development	1,882,345	332,642
General and administrative and depreciation expenses	434,558	100,561
Total operating expenses	2,577,299	666,164
Operating loss	(2,577,299)	(666,164)
Interest income	39,390	8,518
Income tax	(1,589)	(1,600)
Net loss	$(2,539,498)	$(659,246)

Overview:

We reported a net loss of $2,539,498 and $659,246 for the fiscal years ended March 31, 2019 and 2018, respectively. The increase in our net loss is primarily due to an increase in our research and development expenses.

Operating Expenses:

During the fiscal year ended March 31, 2019, professional expenses increased by 12% to $260,396, as compared to $232,961 for the prior fiscal year. The increase is primarily due to an increase in fees paid for consulting fees.

During the fiscal year ended March 31, 2019, research and development expenses increased by 466% to $1,882,345 as compared to $332,642 for the prior fiscal year. The increase in research and development expenses is primarily due to increased engineering headcount and increasing outside expenses necessary to the design and development of our innovative insulin pump. We expect research and development expenses to continue to increase.

During the fiscal year ended March 31, 2019, general and administrative expenses increased by 332% to $434,558 as compared to $100,561 for the prior fiscal year. The increase in our general and administrative expense is attributable primarily to an increase in employee related cost.

Interest Income:

Interest income for or the fiscal year ended March 31, 2019 and 2018 was $39,390 and $8,518, respectively.

Liquidity and Capital Resources

The following summarizes our cash flows for the fiscal years ended March 31,:

	2019	2018
Cash used in operating activities	$(1,807,934)	$(791,131)
Cash used in investing activities	(77,124)	(15,332)
Cash provided by financing activities	4,142,150	4,711,132
Net change in cash and cash equivalents	2,257,092	3,904,669
Cash and cash equivalents at beginning of period	4,296,676	392,007
Net change in cash	$6,553,768	$4,296,676

As a development stage enterprise, the Company does not currently have revenues to generate cash flow to cover operating expenses. The Company has historically raised capital through the 2017 Private Placement and the 2018 Private Placement. Management expects to continue to raise capital through future equity offerings in order to finance its operations.

As of March 31, 2019, we had total current assets of $6,569,358 of which $6,553,768 were cash and cash equivalents, and current liabilities of $178,929. As of March 31, 2018, we had total current assets of $4,313,480 and current liabilities of $15,471. As of March 31, 2019 and 2018, we had working capital of approximately of $6,390,429 and $4,298,009, respectively.

Net Cash Used In Operating Activities

We used $1,807,934 of cash to fund operating activities during the fiscal year ended March 31, 2019, compared to $791,131 in 2018.  Increased cash usage during the recent fiscal year was due to increasing operating expenses to fund research and development.

Net Cash Used In Investing Activities

We used $77,124 of cash to purchase equipment and intangible assets during the fiscal year ended March 31, 2019, compared to $15,332 in the prior fiscal year.

Net Cash Provided By Financing Activities

The 2018 Private Placement accounted for an increase of $4,142,150 of cash from financing activities during fiscal year ended March 31, 2019, compared to $4,711,132 to the year ended March 31, 2018.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we had not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

March 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Modular Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Modular Medical, Inc. (the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Farber Hass Hurley LLP

We have served as the Company’s auditor since 2018.

Chatsworth, California
June 26, 2019

Modular Medical, Inc. And its Subsidiary

(f/k/a- Bear Lake Recreation, Inc.)

Consolidated Balance Sheets

ASSETS	March 31, 2019	March 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$6,553,768	$4,296,676
Other current assets	15,590	16,804
TOTAL CURRENT ASSETS	6,569,358	4,313,480

Intangible assets, net	180	213
Property and equipment, net	75,948	13,259
Security deposit	7 ,500	7,500
TOTAL NON-CURRENT ASSETS	83,628	20,972

TOTAL ASSETS	$6,652,986	$4,334,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$178,929	$14,955
Payable to related party	—	516
TOTAL CURRENT LIABILITIES	178,929	15,471

Commitments and Contingencies	—	—
TOTAL LIABILITIES	178,929	15,471

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 17,840,261 shares issued and outstanding as of March 31, 2019 and 15,983,273 as of March 31, 2018	17,840	15,983
Additional paid-in capital	9,684,578	5,011,661
Common Stock Issuable	19,800
Accumulated deficit	(3,248,161)	(708,663)
TOTAL STOCKHOLDERS’ EQUITY	6,474,057	4,318,981

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,652,986	$4,334,452

The accompanying notes are an integral part of these audited consolidated financial statements

Modular Medical, Inc. And its Subsidiary

(f/k/a- Bear Lake Recreation, Inc.)

Consolidated Statements of Operations

For The Fiscal Years Ended March 31, 2019 and 2018

	March 31, 2019	March 31, 2018
Operating Expenses:
Professional expenses	$260,396	$232,961
Research and development	1,882,345	332,642
General and administration expenses	420,090	98,700
Depreciation expense	14,468	1,861
Total Operating Expenses	2,577,299	666,164
Loss From Operations	(2,577,299)	(666,164)

Other Income (Expenses):
Interest income	39,390	8,518

Loss Before Income Taxes	(2,537,909)	(657,646)

Provision for income taxes	1,589	1,600

Net Loss	$(2,539,498)	$(659,246)

Net Loss Per Share
Basic and Diluted:	$(0.153)	$(0.049)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	16,589,633	13,336,309
Diluted	16,589,633	13,336,309

The accompanying notes are an integral part of these audited consolidated financial statements

Modular Medical, Inc. And its Subsidiary

(f/k/a- Bear Lake Recreation, Inc.)

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Paid In	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Equity

Balance as of March 31, 2017	—	—	7,582,060	$7,582	$404,467	$—	$(49,417)	$362,632
Reverse Capitalization	—	—	1,168,182	1,168	(117,445)	—	—	(116,277)
Shares issued for cash	—	—	7,233,031	7,233	4,724,639	—	—	4,731,872
Net loss for the fiscal year ended March 31, 2018	—	—				—	(659,246)	(659,246)
Balance as of March 31, 2018	—	—	15,983,273	$15,983	$5,011,661	$—	$(708,663)	$4,318,981
Shares issued for cash	—	—	1,856,988	1,857	4,140,809	—	—	4,142,666
Shares issuable for services	—	—	—	—		19,800	—	19,800
Stock based compensation	—	—	—	—	532,108	—	—	532,108
Net loss for the quarter ended March 31, 2019	—	—	—	—	—	—	(2,539,498)	(2,539,498)
Balance as of March 31, 2019			17,840,261	$17,840	$9,684,578	$19,800	$(3,248,161)	$6,474,057

  The accompanying notes are an integral part of these audited consolidated financial statements

Modular Medical, Inc. And its Subsidiary

(f/k/a- Bear Lake Recreation, Inc.)

Consolidated Statements of Cash Flows

For The Fiscal Years Ended March 31, 2019 and 2018

	March 31, 2019	March 31, 2018
Net loss	$(2,539,498)	$(659,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	532,108	—
Depreciation and amortization	14,468	1,861
Shares for services	19,800	—
Increase in current assets:
Other assets	1,214	(23,998)
Decrease in current liabilities:
Accounts payable and accrued expenses	163,974	(109,748)
Net cash used in operating activities	(1,807,934)	(791,131)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(77,124)	(15,119)
Purchase of intangible assets	—	(213)
Net cash used in investing activities	(77,124)	(15,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	4,142,666	4,731,872
Repayment to related party, net	(516)	(20,740)
Net cash provided by financing activities	4,142,150	4,711,132

Net increase in cash and cash equivalents	2,257,092	3,904,669

Cash and cash equivalents, at the beginning of the period	4,296,676	392,007

Cash and cash equivalents, at the end of the period	$6,553,768	$4,296,676

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$1,589	$1,600
Interest payments	$—	$—

The accompanying notes are an integral part of these audited consolidated financial statements

MODULAR MEDICAL, INC.

F/K/A - BEAR LAKE RECREATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Modular Medical, Inc. (the “Company”) was organized under the laws of the State of Nevada on October 22, 1998, to engage in any lawful purpose. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Quasuras, Inc. (“Quasuras”) was incorporated in Delaware on April 20, 2015.

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

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

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

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reportable Segment

The Company has one reportable segment. The Company’s activities are interrelated and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single global business.

Professional Fees

The Company expenses the cost of legal, accounting, audit, tax and other professional services.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were approximately $1,882,345 and $332,642 for the fiscal year ended March 31, 2019 and 2018, respectively.

General and Administration

General and administrative expense consists primarily of payroll and benefit related costs, rent, office expenses, equipment supplies and meetings and travel.

Income Taxes

The Company utilizes Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the consolidated statements of income.

At March 31, 2019 and 2018, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended March 31, 2019 and prior years or in computing its tax provision for 2019. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities for the period ended March 31, 2016 to the present, generally for three years after they are filed.

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

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At March 31, 2019 and March 31, 2018, the Company had $6,553,768 and $4,296,676, respectively, in cash. Deposits at the bank are insured up to $250,000 by the Federal Deposit Insurance Corporation. The Company’s uninsured portion of the balances held at the bank aggregated to approximately $6,269,116  and $3,933,002, respectively. No reserve has been made in the financial statements for any possible loss due to any financial institution failure. The Company has not experienced any losses in such accounts and believes we are not exposed to any significant risk on cash and cash equivalents.

Property, Plant & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer equipment & software developed or acquired for internal use, three to ten years; office equipment, two to three years; buildings and improvements, five to fifteen years; leasehold improvements, two to ten years; and machinery and equipment, one to five years.

As of March 31, 2019 and March 31, 2018, property, plant and equipment amounted to:

	March 31, 2019	March 31, 2018
Computer equipment and software	$20,565	$15,103
Office equipment	49,724	—
Machinery and equipment	21,937	—
Less: accumulated depreciation	(16,278)	(1,844)
	$75,948	$13,259

Depreciation expenses for the year ended March 31, 2019 and 2018 was $14,435  and $1,844, respectively.

Fair Value of Financial Instrument

For certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the years ended March 31, 2019 and 2018 we incurred losses, therefore the effect of any common stock equivalent would be anti-dilutive during these periods.

The following table sets for the computation of basic and diluted earnings per share for the fiscal years ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018

Net Loss	$(2,539,498)	$(659,246)

Net Loss Per Share
Basic and Diluted:	$(0.153)	$(0.049)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	16,589,633	13,336,309
Diluted	16,589,633	13,336,309

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606. The new revenue recognition standard supersedes all existing revenue recognition guidance. Under this ASU, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to the first quarter of 2018, with early adoption permitted in the first quarter of 2018. The company has adopted the new standard utilizing the modified retrospective approach. The adoption of this new accounting guidance does not have material effects on results of operations, cash flows and financial position for the forceable future because the company does not have revenues.

In January 2016, The FASB issued ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. For non-public companies, ASU 2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. We are currently evaluating the impact of the adoption of ASU 2016-01 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted this ASU in 2016 and the implementation did not have a material impact on our financial position or statement of operations.

In August 2018, the FASB issued guidance that eases certain documentation and assessment requirements of hedge effectiveness and modifies the accounting for components excluded from the assessment. Some of the modifications include the ineffectiveness of derivative gain/loss in highly effective cash flow hedge to be recorded in other comprehensive income, the change in fair value of derivative to be recorded in the same income statement line as hedged item, and additional disclosures required on the cumulative basis adjustment in fair value hedges and the effect of hedging on financial statement lines for components excluded from the assessment. The amendment also simplifies the application of hedge accounting in certain situations to permit new hedging strategies to be eligible for hedge accounting. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted and the modified retrospective transition method should be applied. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (“Topic 842”). Topic 842 requires an entity to recognize right-of -use assets and lease liability on its balance sheet and disclosure key information about leasing arrangements. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. We have evaluated this ASU and believe this guidance will not have a material impact on our financial position and statement of operations.

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

NOTE 2 – REORGANIZATION AND PRIVATE PLACEMENT

On April 26, 2017, Modular Medical, Inc. issued 2,900,000 shares (the “Control Block”), of new, restricted common stock, par value, $0.001, per share, for a purchase price of $375,000, resulting in a change in control of Modular Medical, Inc.

On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among, Modular Medical, Inc., 3 Quasuras Shareholders and Quasuras (the “Acquisition Agreement”), the Company acquired all 4,400,000 shares of Quasuras’ common stock which represented one hundred percent (100%) of the issued and outstanding shares of Quasuras for 7,582,060 shares of our common stock, resulting in Quasuras becoming our wholly-owned subsidiary (the “Acquisition”).

Simultaneously with the closing of the Acquisition and as a condition thereto, we sold (the “2017 Private Placement”), in a private placement an aggregate of 7,233,031 for cash and 568,182 from reissuance of previously canceled shares of our common stock pursuant to one or more exemptions from the registration requirements of the Securities Act, at a purchase price of $0.66 per share resulting in net proceeds to us of approximately $4,731,872. Simultaneously with the Acquisition and Private Placement, the Company cancelled all 2,900,000 Control Block shares it had issued in the Control Block Acquisition (the “Share Cancellation”). In connection with the Private Placement, we paid $41,928 as compensation in connection with sales of our shares therein.

Following the Acquisition, the 2017 Private Placement and the Share Cancellation, we had issued and outstanding 15,983,273 shares of our common stock.

The cash received in the private placement was recorded as the cash received in reorganization in the accompanying consolidated financial statements.

Simultaneously with and as a condition to the closing of the Acquisition and the Private Placement, pursuant to an Intellectual Property Transfer Agreement, dated as of July 24, 2018, by and among us, Quasuras and Mr. DiPerna (the “IP Transfer Agreement”), Mr. DiPerna transferred to us all intellectual property rights owned directly and/or indirectly by him related to our proposed business. Separately, we agreed to pay Mr. DiPerna as part of his compensation for services to be performed for us pursuant to a Royalty Agreement (the “Royalty Agreement”) certain fees based upon future sales, if any, of our proposed product subject to a maximum $10,000,000 “cap” on the aggregate amount of fees that Mr. DiPerna could earn from such arrangement.

NOTE 3 – ACCRUED EXPENSES

As of March 31, 2019, and 2018, accrued expenses amounted to $178,929 and $14,955, respectively. Accrued expenses comprised of accrued legal and professional, consultant services and year end employee bonuses as of March 31, 2019 and March 31, 2018.

NOTE 4 – PAYABLE TO RELATED PARTY

Payable to related party comprises of the amounts paid by the major shareholder on behalf of the Company. The payable is unsecured, non-interest bearing and due on demand. As of March 31, 2019 and 2018, respectively, the payable to related party amounted to $0 and $516.

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

The Company has 50,000,000 shares of common stock authorized. The par value of the shares is $0.001. In April 2019 the company issued 30,000 shares issuable for services bringing the outstanding balance to 17,870,261 shares of common stock.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. The par value of the shares is $0.001. As of March 31, 2019, none of the shares of preferred stock of the Company were issued.

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
F-11

The Board of Directors are responsible for determining the consideration to be paid for the shares of common stock to be issued upon exercise or purchase. The ESOP generally doesn’t allow for the transfer of the options, and the Board of Directors may amend, suspend or terminate the ESOP at any time.

On August 15th, September 15th and October 15th, 2018, the Company granted 54,039 options to the officer of the Company in lieu of salary. The options expire on August 14th, September 14th and October 14th, 2028 and vest immediately. The fair value of these options determined to be $24,840 and was included in general and administrative and research and development expenses for the year ended March 31, 2019.

On November 15th and December 15th 2018, the Company granted 10,648 options to the officer of the Company in lieu of salary. The options expire on November 14th, and December 14th, 2028 and vest immediately. The fair value of these options determined to be $17,921 and was included in general and administrative and research and development expenses for the year ended March 31, 2019.

The following assumptions were used in the fair value method calculation:

•	Volatility: 71% – 112%

•	Risk free rate of return: 2.73% – 3.01%

•	Expected term: 5 years

On July 25, 2018, the Company granted 1,280,000 options to certain consultants, these options are fully vested one year from the date granted. The 1,280,000 options will expire on July 24, 2028. The fair value of the options 1,280,000 shares is determined to be $682,240, was accrued monthly in research and development expenses for the year ended March 31, 2019.

The following assumptions were used in the fair value method calculation:

•	Volatility: 110%

•	Risk free rate of return: 2.82%

•	Expected term: 5.27 years

On January 16, 2019, the Company granted 185,221 options to certain consultants, these options will be fully vested three years from the date granted. The 185,221 options will expire on January 15, 2029. The fair value of the options 185,221 shares is determined to be $336,732, was accrued monthly in general and administrative expenses for the year ended March 31, 2019.

The following assumptions were used in the fair value method calculation:

•	Volatility: 104%

•	Risk free rate of return: 2.54%

•	Expected term: 5.88 years

The following is a rollforward of the options outstanding and exercisable for the year ended March 31, 2019:

	Options	Weighted Average Exercise Price	Average Remaining Life
Outstanding and exercisable – March 31, 2018	—	—	—
Vested	918,020	—	—
Expired	—	—	—
Outstanding and exercisable – March 31, 2019	918,020	$0.68	9.43
F-12

NOTE 6 – INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, March 31, 2019 and 2018, will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at, March 31, 2019 and 2018. At March 31, 2019 and 2018, the Company had federal net operating loss carry-forwards of approximately $817,000 and  $182,500, respectively, expiring beginning in 2037.

Deferred tax assets consist of the following components:

	March 31, 2019	March 31, 2018
Net loss carryforward	$817,000	$182,500
Valuation allowance	(817,000)	(182,500)
Total deferred tax assets	$—	$—

NOTE 7 – ROYALTY AGREEMENT

On July 12, 2017, the Company entered into a royalty agreement with the founder and major shareholder. Pursuant to the agreement, the founder and major shareholder is assigning and transferring all of his rights in the intellectual property in return for royalty payments. The Company shall pay royalty to the founder on any sales of the royalty product sold or otherwise commercialized by the Company, equal to (a) US $0.75 on each sale of a royalty product, or (b) five percent (5%) of the gross sale price of the royalty product, whichever is less. The royalty payments shall cease and this agreement shall terminate, at such time as the total sum of royalty payments actually paid to the founder, pursuant to this agreement, reaches $10,000,000. The Company shall have the option to terminate this agreement at any time upon payment, to the founder, of the difference between total royalty payments actually made to him to date and the sum of $10,000,000. All payments of the royalties, if due, for the preceding quarter, shall be made by the Company within thirty days after the calendar quarter.

NOTE 8 – LEASE AGREEMENT

On August 21, 2017, the Company entered into a sublease agreement to rent office space. The term of the lease commences on September 1, 2017 and expires on December 14, 2019. The monthly rent for the lease is $3,000. For the remaining lease term, the rent balance is $27,000, $3,000 payable monthly. The Company paid a deposit of $7,500 upon execution of the lease which has been recorded as a security deposit in the accompanying consolidated financial statements.

F-13

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 11, 2017, the Company was notified by Lichter, Yu and Associates, Inc. (“Lichter”) that Lichter had resigned as the Company’s independent auditors.

Lichter’s audit reports on the Company’s consolidated financial statements for the fiscal year ended June 30, 2017 (such fiscal years of the Company have been previously amended to now be March 31st of each year) did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

During the Company’s two most recent fiscal years and any subsequent interim period prior to the engagement of FHH, neither the Company nor anyone on the Company’s behalf consulted with FHH regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements and neither a written report not oral advice was provided that FHH concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019  (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to consolidated financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our Management concluded that there are material weaknesses in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are not effective as of March 31, 2019. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the fiscal year ended March 31, 2019.

Subsequent to the end of the most recent fiscal year, we hired a full-time Accounting Manager to bring the accounting function in-house and to implement new policies and procedures to ensure effective internal controls over financial reporting which are necessary to provide reliable financial reports, as well as adequate disclosure controls and procedures designed to prevent fraud.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Position
Paul DiPerna	60	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Chairman of the Board)
Liam Burns	53	Director
Morgan C. Frank	47	Director

Paul DiPerna is and has been since the July 24, 2017 closing of the Acquisition, our chairman, chief executive officer, chief financial officer, secretary and treasurer. Mr. DiPerna began his career in approximately 1980 as a mechanical design engineer in the automated test equipment industry before moving in approximately 1989 to a start-up in the blood separation sciences industry. This company was eventually acquired in approximately 1991 by Baxter Healthcare (“Baxter”). Following such acquisition, Mr. DiPerna became employed by Baxter and held various positions during his approximate 12 years at Baxter. While at Baxter, Mr. DiPerna led significant projects and initiatives including leading a team of approximately 50 engineers in developing equipment in the blood separation sciences industry. In approximately 1996, Mr. DiPerna was promoted to General Manager of Baxter’s business development group to identify expansion opportunities in the medical device industry for Baxter to expand into. While holding such position, Mr. DiPerna led a team of 20-25 persons researching custom orthopedics, digital dentistry and rapid prototyping. In such role, one of Mr. DiPerna’s assignments was identifying opportunities in the diabetes industry. As a result, Mr. DiPerna developed an expertise and knowledge and became well known in the diabetes industry and led attempts by Baxter to acquire three then leading insulin pump manufacturers. In 2003, Mr. DiPerna using his knowledge and experience acquired at Baxter in the diabetes industry and in the “pump” product business in particular, left Baxter and founded what subsequently became Tandem Diabetes Care, Inc. (“Tandem”). While at Tandem, Mr. DiPerna held various positions including a director, chief executive officer and chief technology officer. Tandem is a medical device company that designs, develops and commercializes products for people with insulin dependent diabetes. Tandem’s common stock is listed on the NASDAQ Global Market under the symbol “TNDM”. Tandem was founded by Mr. DiPerna to design, develop and commercialize a “state-of-the-art” user-friendly insulin pump. Under the leadership of Mr. DiPerna, Tandem raised approximately $52,000,000 from well-known venture capital firms. Mr. DiPerna was the person primarily responsible for the design concept and development of Tandem’s insulin pump, which after commercial introduction it is estimated by Mr. DiPerna such insulin pump had a quick ramp up to 5,000 purchasers. In 2011, Mr. DiPerna resigned from his executive officer position and board seat at Tandem and continued to assist the company through 2013. He co-invented a medical device used for blood borne infection control called the “Curos Cap.” Curos Cap was owned by a private company which was acquired by 3M Corporation in 2015 for $150,000,000. Thereafter, Mr. DiPerna founded a company Fuel Source Partners, LLC, where he is the manager, to incubate early stage medical device products and accumulate technical talent. One of such proposed products was spun-out to Quasuras in March 2015, which we acquired in the Acquisition. Mr. DiPerna owns a variety of patents and patents pending and is a member of the American Diabetes Association. Mr. DiPerna received a Masters in Engineering Management from Northeastern University and a BS in Mechanical Engineering from the University of Lowell. In January 2017, Mr. DiPerna joined National Cardiac Incorporated as the Chief Executive Officer and as a board member to leverage their technology in the cardiac monitoring space.

Liam Burns was elected a director of the Company in January 2019. Since January, he has also been the Chief Executive Officer of Endo-TAGSS, LLC, a privately-held company developing a novel surgical access system for treatment of gastrointestinal diseases. From December 2017 to December 2018, Mr. Burns was the Chief Executive Officer of CuraSeal Inc., a privately-held regenerative medical company. From January 2014 to December 2017, he was the Vice President, Global Sales and Marketing for Dextera Surgical Inc., which marketed the world’s smallest surgical stapler, until it was acquired by B. Braun Aesculap. Prior to that, Mr.  Burns held a variety of commercial leadership roles at Ethicon (JNJ) and various early stage medical device companies.  Mr. Burns received a B.A. in Economics from the College of the Holy Cross and an Executive MBA from the Weatherhead School of Management at Case Western Reserve University.

Morgan C. Frank is and has been a director of the Company since April 26, 2017. Mr. Frank has worked with Manchester since May 2002, and prior to such time, he was a founder and managing director at First Principles Group, a boutique consultancy and principal investor specializing in corporate restructuring, restarts, intellectual property assessment and salvage, and spin outs. Prior to such time, Mr. Frank spent approximately five years as an analyst and portfolio manager at Hollis Capital, a San Francisco based hedge fund and prior thereto, Mr. Frank worked for an independent private client group at Paine Webber specializing in primary research to develop investment ideas (particularly short sale ideas) for institutional clients. Prior to his employment at Paine Webber, Mr. Frank was a currency trader for Eastern Vanguard. Mr. Frank holds a BA in Economics and in Political Science from Brown University.

Significant Employees

Marc Goldman, our Head of Engineering, is expected to make a significant contribution to our business.

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

Arrangements for Appointment of Directors and Officers

Manchester Management Company has the right to appoint two (2) of our five (5) directors of which Mr. Frank is one; and Mr. DiPerna has the right to appoint our chairman and chief executive officer as well as two (2) other directors to our Board of Directors. To date, Mr. DiPerna has appointed himself our chairman and chief executive officer. Mr. Burns was appointed to the fifth seat on the Board.

The DiPerna Employment and Related Agreements

We have entered into an employment agreement dated August 1st, 2018 with Mr. DiPerna pursuant to which Mr. DiPerna is employed by us as our Chief Executive Officer and President for a 2-year term with automatic one-year renewals. Pursuant to such agreement, we have agreed to pay Mr. DiPerna an annual salary of $200,000, plus $100,000 per year in stock options with an exercise price of $0.66 per share and $2.25 per determined by the Board of Directors in their sole discretion and an annual bonus of $300,000, payable at the discretion of the Board of Directors in their sole discretion either in shares of stock or in cash. If the Board chooses to pay the bonus in shares of stock, then they will be value at $0.66 per share or a price determined by the Board of Directors.

In connection with the Acquisition, we entered into an Intellectual Property Transfer Agreement dated as of July 24, 2017, with Quasuras and Mr. DiPerna (the “IP Transfer Agreement”), pursuant to which Mr. DiPerna transferred to us all intellectual property rights owned directly and/or indirectly by him related to our business.

Separately, we agreed to pay Mr. DiPerna as part of his compensation for services to be performed for us pursuant to a royalty agreement (the “Royalty Agreement”) certain fees based upon future sales, if any, of our potential product subject to a maximum $10,000,000 cap on the aggregate amount of fees that Mr. DiPerna could earn from such arrangement.

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

Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations and the fact that we only have three (3) directors and one (1) executive officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. A further review of this issue will be undertaken by the new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because, due to our lack of material operations and the fact that we only have three (3) directors and one (1) executive officer, we believe that we are able to effectively manage the issues normally considered by an Audit Committee. A further review of this issue will be undertaken by the new management.

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

On October 19, 2017, our Board of Directors approved an Employee Stock Option Program (“ESOP”) that reserves 3,000,000 shares of common stock of the Company to be issued thereunder. Under the Company’s ESOP, eligible employees, directors and consultants are granted options to purchase shares of common stock of the Company. The ESOP is administered by the Company’s Board of Directors or, in the alternative, if necessary, a committee designated by the Board of Directors, and has the sole power over the exercise of the ESOP. The Board of Directors determines whether the ESOP will allow for the issuance of shares of common stock or an option to purchase shares of common stock, such option designated as either an incentive stock option or a non-qualified stock option.

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

The Board of Directors are responsible for determining the consideration to be paid for the shares of common stock to be issued upon exercise or purchase. The ESOP generally doesn’t allow for the transfer of the options, and the Board of Directors may amend, suspend or terminate the ESOP at any time. As of March 31, 2019, 1,529,908 options have been granted under the ESOP.

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE (Executive Officers and Directors)

Name and Principal Position	Year Ended March 31,	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul DiPerna, CEO, CFO, Secretary, Treasurer and Director (1)	2019 2018	$ $	192,510 30,000	-0- -0-	-0- -0-	$67,761 -0-	-0- -0-	-0- -0-	$-0- 105,000	$ $	260,271 135,000
Morgan Frank, Director	2019		-0-	-0-	-0-	-0-	-0-	-0-	-0-		-0-
Liam Burns, Director (2)	2019		-0-	-0-	-0-	-0-	-0-	-0-	10,000		10,000

(1) Mr. DiPerna was named Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director of the Company on July 24, 2017 at an annual salary base of $180,000, which was increased to $300,000 in August 2018.

(2) Mr. Burns entered into a service agreement to server on our Board for an annual retainer of $10,000.

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information regarding outstanding equity awards held by our named executive officers as of March 31, 2019. All option awards were granted under our ESOP.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Paul DiPerna	18,013	0	$0.66	08/14/2028
	18,013	0	0.66	09/14/2028
	18,013	0	0.66	10/14/2028
	5,324	0	2.25	11/14/2028
	5,324	0	2.25	12/28/2028
Liam Burns (2)	0	90,000	2.25	01/15/2029

Compensation of Directors

(2) Under the same service agreement noted above, Mr. Burns was granted 90,000 non-qualified stock options under our ESOP with three-year vesting and an exercise price of $2.25 per share.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2019, concerning, except as indicated by the footnotes below: (i) each person or group whom we believe beneficially owns more than 5% of our common stock; (ii) each of our directors, (iii) each of our executive officers; and (iv) each of our directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner listed in the table below is 800 West Valley Parkway, Suite 203, Escondido, CA 92025.

•	We have determined beneficial ownership in accordance with the rules of the SEC. SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time we have no outstanding warrants.
•	Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
•	The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.
Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock (1)
Directors and Officers:
Paul DiPerna (2)	7,588,117	42.38%
Morgan C. Frank (3)	6,384,691	35.79%
Liam Burns (4)	—	—
All officers and directors as a group (3 persons) (5)	13,972,808	78.04%
Beneficial owners of more than 5%:
James E. Besser (6)	6,384,691	35.79%
Manchester Management LLC (MMC) (6)	6,384,691	35.79%
Manchester Explorer, L.P. (Manchester) (6)	6,384,691	35.79%
JEB Partners, L.P. (JEB Partners) (6)	6,384,691	35.79%

(1)	Based upon 17,840,261 shares of our common stock outstanding on March 31, 2019.
(2)	Includes (i) 303,030 shares held directly by the Paul DiPerna Trust, which shares were purchased by the Paul DiPerna Trust in the 2017 Placement; (ii) 7,270,400 shares acquired by Mr. DiPerna in the Acquisition in exchange for his shares of Quasuras; and (iii) 64,687 shares issuable upon exercise of fully vested stock options issued to Mr. DiPerna under our ESOP (as defined below). Mr. DiPerna is our Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Director. The address for Mr. DiPerna is 800 Valley West Parkway, Suite 203, Escondido, CA 92025.
(3)	Includes (i) 180,830 shares directly held and received in the Acquisition in exchange for Mr. Frank’s shares of Quasuras; (ii) 4,545,455 shares purchased by Manchester in the 2017 Placement; (iii) 471,111 shares purchased by Manchester in the 2018 Placement; (iv) 757,576 purchased by JEB Partners in the 2017 Placement; (vii) 160,000 shares purchased by JEB Partners in the 2018 Placement, and (viii) 269,717 shares held by Mr. Besser. Mr. Frank is one of our directors and 1 of 2 directors that MMC has the right to appoint to our Board of Directors pursuant to the 2017 Acquisition Agreement. Mr. Besser as the managing member and Mr. Frank as the portfolio manager and a consultant to MMC, the General Partner of Manchester and JEB Partners, Mr. Frank have shared voting and dispositive power of the shares owned by Manchester and JEB Partners. The address for Mr. Frank is c/o Manchester Management, LLC, 3 West Hill Place, Boston, MA 02114.
(4)	Mr. Burns was appointed a director to our Board in January 26, 2019. Excludes 90,000 shares of common stock issuable upon unvested stock options granted to Mr. Burns under our ESOP in January 2019, at an exercise price of $2.25 per share. See “Executive Compensation – All Compensation.”
(5)	See footnotes 2, 3, and 4.
(6)	Includes (i) 180,830 shares directly held by Mr. Besser, which shares were received in the Acquisition in exchange for Mr. Besser's shares of Quasuras; (ii) 88,889 shares directly held by Mr. Besser who purchased such shares in the 2018 Placement; (iii) 4,545,455 shares held by Manchester who purchased such shares in the 2017 Placement; (iv) 471,111 shares held by Manchester who purchased such shares in the 2018 Placement; (v) 757,576 shares held by JEB Partners who purchased such shares in the 2017 Placement; (vi) 160,000 shares held by JEB Partners who purchased such shares in the 2018 Placement; and (vii) 180,830 shares held by Mr. Frank, which shares were received in the Acquisition in exchange for Mr. Frank's shares of Quasuras. Mr. Besser as the managing member and Mr. Frank as the portfolio manager and consultant of Manchester Management, LLC (“MMC”), the general partner of Manchester and JEB Partners, have shared voting and dispositive power over shares held by Manchester and JEB Partners. The address for Mr. Besser is c/o Manchester Management, LLC, 3 West Hill Place, Boston, MA 02114.
18

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All required information is disclosed elsewhere in this Report.

Promoters and Certain Control Persons

None.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

As of March 31, 2019,  Liam Burns, who was appointed a Director in January 2019, is our only Director considered to be independent, inasmuch as he does not beneficially hold greater than a 10% ownership interest in our common stock and is unrelated to any of our shareholders who hold any such interest.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our independent public accountants’ firm during the fiscal years ended March 31, 2019, and 2018:

	Year Ended March 31, 2019	Year Ended March 31, 2018
Audit Fees	$23,500	$22,000
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$23,500	$22,000

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the consolidated financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited consolidated financial statements for the year ended March 31, 2019 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

No.	Description
2.1	Reorganization and Share Exchange Agreement, dated as of July 24, 2017, by and among Modular Medical, Inc., Quasuras, Inc., Paul DiPerna and the other stockholders of Quasuras, Inc. [1]
3.1	Second Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on June 27, 2017 [2]
3.2	Amended Bylaws [3]
4.1	2017 Equity Incentive Plan [4]
10.1	Common Stock Purchase Agreement, dated as of April 5, 2017, by and among Bear Lake Recreation, Inc., Manchester Explorer, LP, a Delaware limited partnership, and certain person named therein [1]
10.2	Form of Common Stock Purchase Agreement, dated as of July 24, 2017, by and between the Company and the purchaser named therein [1]
10.3	Intellectual Property Transfer Agreement, by and between Modular Medical, Inc., Quasuras, Inc. and Paul DiPerna [1]
10.4	Technology and Royalty Agreement, dated as of July 24, 2017, by and between Modular Medical, Inc., Quasuras, Inc. and Paul DiPerna [1]
31.1	Certification of Paul M. DiPerna pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 [5]
32	Certification of Paul M. DiPerna of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002 [5]
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

1 As filed with our Current Report on Form 8-K filed July 28, 2017, and incorporated herein by reference.

2 As filed with our Current Report on Form 8-K filed June 29, 2017, and incorporated herein by reference.

3 As filed with our Form 10-K/A for June 30, 2008, and incorporated herein by reference.

4 As filed with our Form 10-K for March 31, 2018, and incorporated herein by reference.

5 Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODULAR MEDICAL, INC.

Date:	June 26, 2019	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul M. DiPerna	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, (principal financial and accounting officer) and	June 26, 2019
Paul M. DiPerna
Director (Chairman of the Board)

/s/ Morgan Frank	Director	June 26, 2019
Morgan Frank

/s/ Liam Burns	Director	June 26, 2019
Liam Burns