Form 10-Q
period 2019-06-30
Modular Medical, Inc.
filed 2019-08-14
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

	Commission file number	000-49671

MODULAR MEDICAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0620495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, 2019, there were 17,870,261 shares of our common stock (“Common Stock”), par value $.001 per share, outstanding.

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

Item 1. Financial Statements

Modular Medical, Inc. and its Subsidiary
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Balance Sheets

ASSETS	June 30, 2019 (UNAUDITED)	March 31,2019
CURRENT ASSETS
Cash and cash equivalents	$5,706,628	$6,553,768
Other current assets	9,500	15,590
TOTAL CURRENT ASSETS	5,716,128	6,569,358

Intangible assets, net	172	180
Property and equipment, net	75,961	75,948
Security deposit	7,500	7,500
TOTAL NON-CURRENT ASSETS	83,633	83,628
TOTAL ASSETS	$5,799,761	$6,652,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$253,474	$178,929
TOTAL CURRENT LIABILITIES	253,474	178,929
TOTAL LIABILITIES	253,474	178,929

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 17,870,261 shares issued and outstanding as of June 30, 2019 and 17,840,261 as of March 31, 2019	17,870	17,840
Additional paid-in capital	9,898,776	9,684,578
Common stock issuable	—	19,800
Accumulated deficit	(4,370,359)	(3,248,161)
TOTAL STOCKHOLDERS’ EQUITY	5,546,287	6,474,057
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,799,761	$6,652,986

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Modular Medical, Inc. and its Subsidiary
(f/k/a- Bear Lake Recreation, Inc.)
Consolidated Statements of Operations

	Three Months Ended
	June 30, 2019 (UNAUDITED)	June 30, 2018 (UNAUDITED)
Operating Expenses:
Professional expenses	287,831	41,710
Research and development	703,783	135,789
General and administration expenses	139,912	76,296
Depreciation and amortization expenses	6,714	1,395
Total Operating Expenses	1,138,240	255,190
Loss From Operations	(1,138,240)	(255,190)

Other Income (Expenses):
Interest income	16,042	5,624

Loss Before Income Taxes	(1,122,198)	(249,566)

Provision for income taxes	—	—

Net Loss	$(1,122,198)	$(249,566)

Net Loss Per Share
Basic and Diluted:	$(0.06)	$(0.02)
Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	17,847,740	15,983,273
Diluted	17,847,740	15,983,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Modular Medical, Inc. and its Subsidiary
(f/k/a- Bear Lake Recreation, Inc.)
Consolidated Statements of Cash Flows

	Three Months Ended
	June 30, 2019 (UNAUDITED)	June 30, 2018 (UNAUDITED)
Net loss	$(1,122,198)	$(249,566)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-Based Compensation	194,428	—
Depreciation and amortization	6,714	1,395

Increase/Decrease in current assets:
Other assets	6,090	10,248

Decrease in current liabilities:
Accounts payable and accrued expenses	74,545	1,704
Net cash used in operating activities	(840,421)	(236,219)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(6,719)	(6,170)
Net cash used in investing activities	(6,719)	(6,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	—	(516)
Net cash used in financing activities	—	(516)

Net increase in cash and cash equivalents	(847,140)	(242,905)

Cash and cash equivalents, at the beginning of the period	6,553,768	4,296,676

Cash and cash equivalents, at the end of the period	$5,706,628	$4,053,771

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax	$—	$—
Interest	$—	$—

Common stock issuable was met.  Therefore, $19,800 was re-classed from common stock issuable to common stock in the Stockholders’ equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODULAR MEDICAL, INC.

F/K/A BEAR LAKE RECREATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

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

Quasuras, Inc. (“Quasuras”) was incorporated in Delaware on April 20, 2015.

Quasuras has developed a hardware technology allowing people with insulin dependent diabetes to receive their daily insulin in two ways, through a continuous “basal” delivery allowing a small amount of insulin to be in the blood at all times and a “bolus” delivery to address meal time glucose input and to address when the blood glucose level becomes too high. By addressing the time and effort required to effectively treat their condition, Quasuras believes it can address the less technically savvy, less motivated part of the market.

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

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were approximately $703,783 and $135,789 for the fiscal quarter ended June 30, 2019 and 2018, respectively.

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

At June 30, 2019 and 2018, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended June 30, 2019 and prior years or in computing its tax provision for 2019. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities for the period ended March 31, 2017 to the present, generally for three years after they are filed.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2019 and March 31, 2019, the Company had $5,706,628 and $6,553,768, respectively, in cash. Deposits at the bank are insured up to $250,000 by the Federal Deposit Insurance Corporation. The Company’s uninsured portion of the balances held at the bank aggregated to approximately $5,421,940 and $6,269,116 respectively. No reserve has been made in the financial statements for any possible loss due to any financial institution failure. The Company has not experienced any losses in such accounts and believes we are not exposed to any significant risk on cash and cash equivalents.

Property, Plant & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer equipment& software developed or acquired for internal use, three to ten years; office equipment, two to three years; buildings and improvements, five to fifteen years; leasehold improvements, two to ten years; and machinery and equipment, one to five years.

As of June 30, 2019 and March 31, 2019, property, plant and equipment amounted to:

	June 30, 2019 (UNAUDITED)	March 31, 2019
Computer equipment and software	$25,028	$20,565
Office equipment	49,724	49,724
Machinery and equipment	24,194	21,937
Less: accumulated depreciation	(22,985)	(16,278)
	$75,961	$75,948

Depreciation expenses for the quarter ended June 30, 2019 and March 31, 2019 was $6,707 and $1,387 respectively.

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

Earnings Per Share (“EPS”)

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During the fiscal quarter ended June 30, 2019 and 2018 we incurred losses. Therefore, the effects of any common stock equivalent were anti-dilutive during those periods.

The following table sets for the computation of basic and diluted earnings per share for the fiscal quarters ended June 30, 2019 and June 30, 2018:

	June 30, 2019 (UNAUDITED)	June 30, 2018 (UNAUDITED)

Net Loss	$(1,122,198)	$(249,566)

Net Loss Per Share
Basic and Diluted:	$(0.06)	$(0.02)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	17,847,740	15,983,273
Diluted	17,847,740	15,983,273

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

Simultaneously with and as a condition to the closing of the Acquisition and the 2017 Private Placement, pursuant to an Intellectual Property Transfer Agreement, dated as of July 24, 2018, by and among us, Quasuras and Mr. DiPerna (the “IP Transfer Agreement”), Mr. DiPerna transferred to us all intellectual property rights owned directly and/or indirectly by him related to our proposed business. Separately, we agreed to pay Mr. DiPerna as part of his compensation for services to be performed for us pursuant to a Royalty Agreement (the “Royalty Agreement”) certain fees based upon future sales, if any, of our proposed product subject to a maximum $10,000,000 “cap” on the aggregate amount of fees that Mr. DiPerna could earn from such arrangement.

NOTE 3 – ACCRUED EXPENSES

As of June 30, 2019 and March 31, 2019, accrued expenses amounted to $253,474 and $178,929 respectively. Accrued expenses comprised of accrued legal and professional, consultant services as of June 30, 2019 and March 31, 2019.

NOTE 4 – PAYABLE TO RELATED PARTY

Payable to related party comprises of the amounts paid by the major shareholder on behalf of the Company. The payable is unsecured, non-interest bearing and due on demand. As of June 30, 2019 and March 31, 2019, respectively, there were no amounts payable to related party.

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

The Company has 50,000,000 shares of common stock authorized. The par value of the shares is $0.001. In April 2019 the Company issued 30,000 shares for services bringing the outstanding balance to 17,870,261 shares of common stock.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. The par value of the shares is $0.001. As of June 30, 2019, none of the shares of preferred stock of the Company were issued.

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

On April 15, 2019, the Company granted 4,778 options to a consultant, these options are fully vested on the grant date. The 4,778 options will expire on April 14, 2029. The fair value of the options 4,778 shares is determined to be $8,173, was accrued in professional expenses for the quarter ended June 30, 2019.

The following assumptions were used in the fair value method calculation:

•	Volatility: 101.85%
•	Risk free rate of return: 2.41%
•	Expected term: 5 years

On April 15th and May 15th 2019, the Company granted 8,908 options to a consultant, these options will be fully vested on the grant date. The 8,908 options will expire on April 14th and May 14th, 2029. The fair value of the options 8,908 shares is determined to be $15,000 was accrued in consulting expenses for the fiscal quarter ended June 30, 2019.

The following assumptions were used in the fair value method calculation:

•	Volatility: 97 – 102%
•	Risk free rate of return: 2.15 – 2.37%
•	Expected term: 5 years

On April 15th, 2019, the Company granted 9,000 options to an employee, these options will be fully vested three years from the date granted. The 9,000 options will expire on April 14th, 2029. The fair value of the options 9,000 shares is determined to be $16,258. During the quarter ended June 30, 2019, $447 was accrued monthly in general and administrative expenses.

The following assumptions were used in the fair value method calculation:

•	Volatility: 101.85%
•	Risk free rate of return: 2.41%
•	Expected term: 6.0 years

On July 25, 2018, the Company granted 1,280,000 options to certain consultants, these options are fully vested one year from the date granted. The 1,280,000 options will expire on August 31, 2019. The fair value of the options 1,280,000 shares is determined to be $682,240, was accrued monthly in research and development expenses for the fiscal quarter ended June 30, 2019.

The following assumptions were used in the fair value method calculation:

•	Volatility: 110%
•	Risk free rate of return: 2.82%
•	Expected term: 5.27 years

On January 16, 2019, the Company granted 185,221 options to certain consultants, these options will be fully vested three years from the date granted. The 185,221 options will expire on January 15, 2029. The fair value of the options 185,221 shares is determined to be $336,732, was accrued monthly in general and administrative expenses for the fiscal quarter ended June 30, 2019.

The following assumptions were used in the fair value method calculation:

•	Volatility: 104%
•	Risk free rate of return: 2.54%
•	Expected term: 5.88 years

The relative fair value of each of the granted options set forth above has been calculated using the Black-Scholes-Merton pricing model, which, for each such option, is based on the granted strike price, the three month average trading volatility of three comparable companies (e.g., PODD, TNDM, VLRX), the five year, risk-free treasury bond interest rate on the applicable grant date and a weighted average term using the simplified method calculation. It outlines calculation methods for sbc.

The following is a rollforward of the options outstanding and exercisable for the fiscal quarter ended June 30, 2019:

	Options	Weighted Average Exercise Price	Average Remaining Life
Outstanding and exercisable – March 31, 2019	918,020	0.68	9.43
Vested	280,352	0.74
Expired	—	—	—
Outstanding and exercisable – June 30, 2019	1,198,372	$0.69	5.13

NOTE 6 – INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, June 30, 2019 and March 31, 2019, will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at June 30, 2019 and March 31, 2019. At June 30, 2019 and March 31, 2019, the Company had federal net operating loss carryforwards of approximately $1,098,000 and $817,000 respectively, expiring beginning in 2037.

Deferred tax assets consist of the following components:

	June 30, 2019	March 31, 2019
Net loss carryforward	$1,098,000	$817,000
Valuation allowance	(1,098,000)	(817,000)
Total deferred tax assets	$—	$—

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

Quasuras, Inc. (“Quasuras”) was incorporated in Delaware on April 20, 2015.

Quasuras has developed a hardware technology allowing people with insulin dependent diabetes to receive their daily insulin in two ways, through a continuous “basal” delivery allowing a small amount of insulin to be in the blood at all times and a “bolus” delivery to address meal time glucose input and to address when the blood glucose level becomes too high. By addressing the time and effort required to effectively treat their condition, Quasuras believes it can address the less technically savvy, less motivated part of the market.

On July 24, 2017, pursuant to the Acquisition Agreement, by and among the Company, the three Quasuras shareholders and Quasuras, the Company acquired all 4,400,000 shares of Quasuras’ common stock owned by the three Quasuras shareholders (which represented one hundred percent (100%) of the issued and outstanding shares of Quasuras) resulting in Quasuras becoming our wholly-owned subsidiary and Mr. Paul DiPerna owning approximately forty-seven percent (47%) of our issued and outstanding common stock, after giving effect to the 2017 Private Placement and the Share Cancellation. Simultaneously with the closing of the Acquisition and pursuant to the Acquisition Agreement, (i) Mr. James Besser resigned as president and a director and Mr. Morgan Frank resigned as chief executive officer, chief financial officer, secretary, and treasurer but remained a director of the Company, and (ii) Mr. Paul DiPerna was appointed our chairman, chief executive officer, chief financial officer, secretary and treasurer.

The Acquisition was accounted for as a reverse merger effected by a share exchange, wherein Quasuras is considered the acquirer for accounting and financial reporting purposes.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we had not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

See Note 1 in the Notes to the Financial Statements for recent accounting pronouncements.

There were various other accounting standards and interpretations recently issued, none of which are expected to have a material impact on our financial position, operations or cash flows.

Results of Operations

The results of operations for the fiscal quarters are as follows:

	Three Months Ended
	June 30, 2019	June 30, 2018
Operating expenses
Professional expenses	287,831	41,710
Research and development	703,783	135,789
General and administrative	146,626	77,691
Total operating expenses	1,138,240	255,190
Operating loss	(1,138,240)	(255,190)
Interest income	16,042	5,624
Income tax	—	—
Net loss	$(1,122,198)	$(249,566)

Overview:

We reported a net loss of $1,122,198 and $249,566 for the three months ended June 30, 2019 and 2018, respectively. The increase in our net loss during the current quarter is due to an increase in research and development and professional fees.

Operating Expenses:

Professional expenses for the three months ended June 30, 2019 increased to $287,831 as compared to $41,710 for the quarter ended June 30, 2018. The increase is attributable to an increase in consulting fees paid to outside consultants and professional services required for our required filings.

Research and development for the three months ended June 30, 2019 increased to $703,783 as compared to $135,789 for the quarter ended June 30, 2018. The increase in research and development expenditures is attributable to efforts and expenses incurred to design and develop an innovative insulin pump to better serve the diabetic insulin delivery market along with stock-based compensation. We expect to continue to incur costs related to research and development.

General and administrative expenses for the three months ended June 30, 2019 increased to $146,626 as compared to $77,691 for the quarter ended June 30, 2018. The increase in our general and administrative expense is attributable primarily to an increase in employee related cost.

Interest Income:

Interest income for the three months ended June 30, 2019 and 2018 was $16,042 and $5,624, respectively.

Liquidity and Capital Resources

The following summarizes our cash flows for the fiscal quarter ended June 30,:

	2019	2018
Cash used in operating activities	$(840,421)	$(236,219)
Cash used in investing activities	(6,719)	(6,170)
Cash used in financing activities	—	(516)
Net change in cash and cash equivalents	(847,140)	(242,905)
Cash and cash equivalents at beginning of period	6,553,768	4,296,676
Net change in cash	$5,706,628	$4,053,771

As a development stage enterprise, the Company does not currently have revenues to generate cash flow to cover operating expenses. The Company has historically raised capital through the 2017 Private Placement and the 2018 Private Placement. Management expects to continue to raise capital through future equity offerings in order to finance its operations.

As of June 30, 2019, we had total current assets of $5,716,128 of which $5,706,628 were cash and cash equivalents, and current liabilities of 253,474. As of June 30, 2019 and March 31, 2019, we had working capital of approximately of $5,462,654 and $6,390,429, respectively.

Net Cash Used In Operating Activities:

We used $840,421 of cash to fund operating activities during the three months ended June 30, 2019, compared to $236,219 during the comparable period in 2018. Increased cash usage during the recent quarter was due to increasing operating expenses to fund research and development.

Net Cash Used In Investing Activities:

We used $6,719 and $6,170 of cash to purchase equipment during the three months ended June 30, 2019 and 2018, respectively.

Net Cash Used In Financing Activities:

We used no cash for financing activities during the three months ended June 30, 2019, compared to $516 during the prior year quarter.

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

The material weaknesses relate to inadequate internal controls over financial reporting, and the lack of segregation of duties in our financial reporting process. We do not have a separately designated audit committee or independent director. To remedy these material weaknesses, we hired a full-time accounting manager to assist in remedying weaknesses by implementing new policies and procedures to ensure effective internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

No report is required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock-Based Compensation

During the three months ended June 30, 2019, pursuant to the terms of our Employment Agreement, we granted Ms. Gordon options exercisable to purchase 9,000 shares at an exercise price of $2.25 per share, and, pursuant to the terms of our Stock Option Agreement, we granted Mr. David Nassif options exercisable to purchase 4,778 shares at an exercise price of $2.25 per share.

During the three months ended June 30, 2019, pursuant to the terms of our Stock Option Agreement, we granted Mr. Burns options exercisable to purchase 8,908 shares at an exercise price of $2.25 per share.

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
17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date:	August 14, 2019	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(principal executive, financial and accounting officer)
18