Form 10-Q/A
period 2019-06-30
Modular Medical, Inc.
filed 2019-08-21
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

 EXPLANATORY NOTE

Modular Medical, Inc., is filing this Amendment No. 1 on Form 10-Q/A to amend its First Quarter Report on Form 10-Q for the period ended June 30, 2019, filed with the Commission On August 14, 2019. Our financial printer inadvertently named the document modular_1q19 and in actuality is should have been named modular_1q20. This filing reflects the correct name change to the document as modular_1q20.

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

MODULAR MEDICAL, INC.

Date:	August 20, 2019	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(principal executive, financial and accounting officer)
18