Form 10-Q/A
period 2019-06-30
Modular Medical, Inc.
filed 2019-10-18
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 2)

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 17,820,261 as of October 17, 2019.

EXPLANATORY NOTE

Modular Medical, Inc. filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 with the Securities and Exchange Commission on August 14, 2019 (the “Original Filing”). The Original Filing was subsequently amended on Form 10-Q/A on August 21, 2019 (the “Amended Filing”). We are filing this Amendment No. 2 (this “Amended Filing No. 2”) on Form 10-Q/A to amend the Amended Filing. The purpose of this Amended Filing No. 2 is to revise Item 4 of Part I of the Amended Filing. This Amended Filing No. 2 does not otherwise modify or update disclosures in the Amended Filing or change our previously reported financial statements and other financial disclosures.

Unless expressly indicated or the context requires otherwise, the terms “Modular Medical, Inc.,” “Modular Medical,” “Company,” “we,” “us,” and “our” in this refer to Modular Medical, Inc. (f/k/a Bear Lake Recreation, Inc.), a Nevada corporation, and may include Modular Medical, Inc.’s wholly-owned subsidiary, Quasuras, Inc., a Delaware corporation.

2

PART I—FINANCIAL INFORMATION

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our management concluded that our Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, as noted below in management’s report on internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.”

Management’s Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there were material weaknesses in our internal control over financial reporting and concluded that our internal controls over financial reporting were not effective as of March 31, 2019. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses related to inadequate internal controls over financial reporting, and the lack of segregation of duties in our financial reporting process. We do not have a separately designated audit committee or independent director. To remediate these material weaknesses, we hired a full-time accounting manager to assist in remedying weaknesses by implementing new policies and procedures to ensure effective internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Document
31.1	Certification of Paul M. DiPerna pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date:	October 18, 2019	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(principal executive, financial and accounting officer)
4