Form 10-Q
period 2019-09-30
Modular Medical, Inc.
filed 2019-11-14
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

	Commission file number	000-49671

MODULAR MEDICAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0620495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 West Valley Parkway, Suite 203, Escondido, California 92025
(Address of Principal Executive Offices) (Zip Code)

(760) 392-1343
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

Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 17,870,261 as of November 13, 2019.

Item 1. Financial Statements

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Balance Sheets

ASSETS	September 30, 2019 (Unaudited)	March 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$4,775,706	$6,553,768
Other current assets	10,252	15,590
Security deposit	7,500	7,500
TOTAL CURRENT ASSETS	4,793,458	6,576,858

Intangible assets, net	—	180
Property and equipment, net	92,210	75,948
TOTAL ASSETS	$4,885,668	$6,652,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$245,063	$138,314
Accrued expenses	85,529	40,615
TOTAL LIABILITIES	330,592	178,929

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 17,870,261 shares issued and outstanding as of September 30, 2019 and 17,840,261 as of March 31, 2019	17,870	17,840
Additional paid-in capital	10,055,131	9,684,578
Common stock issuable	—	19,800
Accumulated deficit	(5,517,925)	(3,248,161)
TOTAL STOCKHOLDERS’ EQUITY	4,555,076	6,474,057
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,885,668	$6,652,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operating Expenses:
Research and development	633,241	367,550	1,337,025	503,340
General and administration expenses	524,100	181,448	958,556	300,848
Total Operating Expenses	1,157,341	548,998	2,295,581	804,188
Loss From Operations	(1,157,341)	(548,998)	(2,295,581)	(804,188)

Other Income:
Interest income	9,775	5,224	25,817	10,848

Net Loss	$(1,147,566)	$(543,774)	$(2,269,764)	$(793,340)

Net Loss Per Share
Basic and Diluted	$(0.06)	$(0.03)	$(0.13)	$(0.05)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	17,870,261	15,983,273	17,855,343	15,983,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Equity
Balance as of March 31, 2019	17,840,261	$17,840	$9,684,578	$19,800	$(3,248,161)	$6,474,057
Shares issued for services	30,000	30	19,770	(19,800)	—	—
Stock-based compensation	—	—	194,428	—	—	194,428
Net loss	—	—	—	—	(1,122,198)	(1,122,198)

Balance as of June 30, 2019	17,870,261	$17,870	$9,898,776	$—	$(4,370,359)	$5,546,287
Stock-based compensation	—	—	156,355	—	—	156,355
Net loss	—	—	—	—	(1,147,566)	(1,147,566)

Balance as of September 30, 2019	17,870,261	$17,870	$10,055,131	$—	$(5,517,925)	$4,555,076

	Common Stock		Additional Paid-In	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Equity
Balance as of March 31, 2018	15,983,273	$15,983	$5,011,661	$—	$(708,663)	$4,318,981
Net loss	—	—	—	—	(249,566)	(249,566)

Balance as of June 30, 2018	15,983,273	$15,983	$5,011,661	$—	$(958,229)	$4,069,415
Stock-based compensation	—	—	166,170	—	—	166,170
Net loss	—	—	—	—	(543,774)	(543,774)

Balance as of September 30, 2018	15,983,273	$15,983	$5,177,831	$—	$(1,502,003)	$3,691,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30
	2019	2018
Net loss	$(2,269,764)	$(793,340)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	350,783	166,170
Depreciation and amortization	14,354	3,206
Increase/Decrease in current assets:
Other assets and prepaid expenses	5,502	16,497
Decrease in current liabilities:
Accounts payable and accrued expenses	151,663	31,366
Net cash used in operating activities	(1,747,462)	(576,101)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(30,600)	(32,753)
Net cash used in investing activities	(30,600)	(32,753)

Net decrease in cash and cash equivalents	(1,778,062)	(608,854)

Cash and cash equivalents, at the beginning of the period	6,553,768	4,296,676

Cash and cash equivalents, at the end of the period	$4,775,706	$3,687,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODULAR MEDICAL, INC.
F/K/A BEAR LAKE RECREATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Modular Medical, Inc. (the “Company”) was formed as a corporation under the laws of the State of Nevada in October 1998 under the name Bear Lake Recreation, Inc. The Company had no material business operations from 2002 until approximately 2017 when it acquired all of the issued and outstanding shares of Quasuras, Inc., a Delaware corporation (“Quasuras”). As the major shareholder of Quasuras retained control of both the Company and Quasuras, the share exchange was accounted for as a reverse merger. As such, the Company recognized the assets and liabilities of Quasuras, acquired in the Reorganization, at their historical carrying amounts. Prior to the acquisition of Quasuras and, since at least 2002, the Company was a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). In June 2017, the Company changed its name from “Bear Lake Recreation, Inc.” to “Modular Medical, Inc.”

The Company is a development-stage medical device company focused on the design, development and eventual commercialization of an innovative insulin pump to address shortcomings and problems represented by the relatively limited adoption of currently available pumps for insulin dependent people with diabetes. The Company has developed a hardware technology allowing people with insulin-dependent diabetes to receive their daily insulin in two ways, through a continuous “basal” delivery allowing a small amount of insulin to be in the blood at all times and a “bolus” delivery to address meal time glucose input and to address when the blood glucose level becomes excessively high. By addressing the time and effort required to effectively treat their condition, the Company believes it can address the less technically savvy, less motivated part of the market.

The accompanying condensed consolidated financial statements of the Company have been prepared without audit.

The condensed consolidated balance sheet as of March 31, 2019 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations of the Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020 or for any other future period.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quasuras, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on March 31 of each calendar year.

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. generally accepted accounting principles (“GAAP” requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reportable Segment

The Company has one reportable segment and uses one measurement of profitability for its business.

Research and Development

The Company expenses research and development expenditures as incurred.

General and Administrative

General and administrative expenses consist primarily of payroll and benefit costs, rent, travel and office and other administrative expenses.

Income Taxes

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes, requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the consolidated statements of income.

At September 30, 2019 and 2018, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended September 30, 2019 and prior years or in computing its tax provision for 2018. Management has considered its tax positions and believes that all of the positions taken by the Company in its U.S. federal and state tax returns are more likely than not to be sustained upon examination. All tax returns from 2016 to 2019 may be subject to examination by the U.S. federal and state tax authorities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company maintains its cash balances at high-credit quality financial institutions within the United States, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to limits of approximately $250,000. The uninsured portion of the cash balances held at the Company’s primary bank aggregated approximately $4,521,000 at September 30, 2019. No reserve has been made in the financial statements for any possible loss due to any financial institution failure.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in demand deposits, certificates of deposit and highly liquid debt instruments with original maturities of three months or less.

Property & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of property and equipment are generally as follows: computer equipment & software, three to ten years; office equipment, two to three years; buildings and improvements, five to fifteen years; leasehold improvements, two to ten years; and machinery and equipment, one to five years.

As of September 30, 2019 and March 31, 2019, property and equipment amounted to:

	September 30, 2019	March 31, 2019
Computer equipment and software	$33,852	$20,565
Office equipment	49,724	49,724
Machinery and equipment	39,250	21,937
Less: accumulated depreciation	(30,616)	(16,278)
	$92,210	$75,948

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The Company measures the fair value of financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Due to their short-term nature, the carrying values of cash and equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable approximates fair value.

Per-Share Amounts

Basic net loss per share is computed by dividing loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period. During the three and six months ended September 30, 2019, 1,630,394 outstanding options to purchase common stock were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. During the three and six months ended September 30, 2018, 1,316,026 outstanding options to purchase common stock were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Net Loss	$(1,147,566)	$(543,774)	$(2,269,764)	$(793,340)

Net Loss Per Share
Basic and Diluted	$(0.06)	$(0.03)	$(0.13)	$(0.05)

Weighted average common shares outstanding
Basic and Diluted	17,870,261	15,983,273	17,855,343	15,983,273

Recently Adopted Accounting Pronouncement

In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”). Topic 842 requires an entity to recognize right-of -use assets and lease liability on its balance sheet and to disclose key information about leasing arrangements. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company identified only one lease to be accounted for under Topic 842, and this was the lease for its corporate facility, which expires in December 2019. The payments under this lease were determined to be immaterial. Future minimum lease payments under this lease are approximately $7,500, and the Company made cash rent payments and incurred rent expense of $18,000 for the six months ended September 30, 2019. The adoption of this standard did not have a material impact on the Company’s balance sheet, results of operations or cash flows.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

NOTE 2 – ACCRUED EXPENSES

As of September 30, 2019 and March 31, 2019, accrued expenses comprised of accrued legal, professional and consultant services.

NOTE 3 – STOCK-BASED COMPENSATION

2017 Equity Incentive Plan

In October 2017, the Company’s board of directors (the “Board”) approved the 2017 Equity Incentive Plan (the “EIP”) with 3,000,000 shares of common stock reserved for issuance. Under the EIP, eligible employees, directors and consultants may be granted a broad range of awards including stock options, stock appreciation rights, restricted stock, performance-based awards, and restricted stock units. The EIP is administered by the Board or, in the alternative, if necessary, a committee designated by the Board, and has the sole power over the administration of the EIP.

The exercise or purchase price shall be calculated as follows:

(i)	In the case of an incentive stock option, (A) granted to employees, who, at the time of the grant of such incentive stock option own stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company, the per share exercise price shall be not less than one hundred ten percent (110%) of the fair market value per share on the date of grant; or (B) granted to employees, other than to employees, described in the preceding clause, the per share exercise price shall be not less than one hundred percent (100%) of the fair market value per share on the date of grant;

(ii)	In the case of a non-qualified stock option, the per share exercise price shall be not less than one hundred percent (100%) of the fair market value per share on the date of grant unless otherwise determined by the Board; and

(iii)	In the case of other grants, such price as is determined by the Board.

The Board is responsible for determining the consideration to be paid for the shares of common stock to be issued upon exercise or purchase. The EIP generally doesn’t allow for the transfer of awards, and the Board may amend, suspend or terminate the EIP at any time.

Stock-Based Compensation Expense

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The unamortized compensation cost, as of September 30, 2019, was $352,936 related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 2.45 years.

During the six months ended September 30, 2019, the Company granted options to purchase 100,485 shares of its common stock to employees, directors and consultants. The options had 10-year terms, and 41,485 options vested immediately on the grant dates. The fair value of the options was determined to be $173,631, and $78,711 was recorded as stock-based compensation expense and included in the condensed consolidated statement of operations for the six months ended September 30, 2019.

The following assumptions were used in the fair value method calculations:

Six Months Ended
September 30, 2019
Risk-free interest rates	1.35% - 2.41%
Volatility	97% - 102%
Expected life (years)	5.0 - 6.0
Dividend yield	—%

The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model, which includes simplified methods to establish the fair term of options as well as average volatility of three comparable organizations. The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates, as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. A dividend yield of zero was applied because the Company has never paid dividends and has no intention to pay dividends in the foreseeable future. In accordance with ASU No. 2016-09, the Company accounts for forfeitures as they occur.

A summary of stock option activity under the EIP is presented below.

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at April 1, 2019	1,470,092	1,529,908	$0.86
Options granted	(22,686)	22,686	2.25
Balance at June 30, 2019	1,447,406	1,552,594	$0.88
Options granted	(77,800)	77,800	2.25
Balance at September 30, 2019	1,369,606	1,630,394	$0.95

There were no stock options exercised during the six months ended September 30, 2019 and 2018.

The following table summarizes the range of outstanding and exercisable options as of September 30, 2019:

	Options Outstanding			Options Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.66 - $2.25	1,630,394	8.94	$0.95	1,386,172	$0.72	$—

The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the six months ended September 30, 2019 and 2018, there were no such tax benefits associated with the exercise of stock options.

NOTE 4 – INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, September 30, 2019 and March 31, 2019, will not be fully realizable and has recorded a full valuation allowance against its net deferred tax assets.

NOTE 5 – ROYALTY AGREEMENT

In July 2017, the Company entered into a royalty agreement with the founder and major shareholder. Pursuant to the agreement, the founder and major shareholder assigned and transferred all of his rights in the intellectual property of Quasuras in return for future royalty payments. The Company is obligated to make royalty payments under the agreement to the founder on any sales of the royalty product sold or otherwise commercialized by the Company, equal to (a) $0.75 on each sale of a royalty product, or (b) five percent (5%) of the gross sale price of the royalty product, whichever is less. The royalty payments will cease, and the agreement will terminate, at such time as the total sum of royalty payments actually paid to the founder, pursuant to the agreement, reaches $10,000,000. The Company has the option to terminate the agreement at any time upon payment, to the founder, of the difference between total royalty payments actually made to him to date and the sum of $10,000,000. All payments of the royalties, if due, for the preceding quarter, will be made by the Company within thirty days after the end of each calendar quarter.

NOTE 6 – RELATED PARTY TRANSACTION

During the six months ended September 30, 2019, the Company entered into consulting agreements with a member of its board of directors. Under the consulting agreements, the Company paid the director consulting fees of $62,500 in cash and options with a fair value of $37,500. The options were for a total of 22,374 shares of common stock, were fully vested on the grant dates and had terms of 10 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2019 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2019. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Company Overview

We are a development-stage medical device company focused on the design, development and eventual commercialization of an innovative insulin pump to address shortcomings and problems represented by the relatively limited adoption of currently available pumps for insulin dependent people with diabetes. We have developed a hardware technology allowing people with insulin-dependent diabetes to receive their daily insulin in two ways, through a continuous “basal” delivery allowing a small amount of insulin to be in the blood at all times and a “bolus” delivery to address meal time glucose input and to address when the blood glucose level becomes excessively high. By addressing the time and effort required to effectively treat their condition, we believe we can address the less technically savvy, less motivated part of the market.

We have not completed development of, or obtained FDA clearance for, our insulin pump, and we have therefore not generated any revenues from product sales. Our net losses were $1.1 million and $2.2 million for the three and six months ended September 30, 2019, respectively. As of September 30, 2019, we had working capital of $4.5 million and an accumulated deficit of $5.5 million.

Historically, we have financed our operations principally through private placements of our common stock. Although it is difficult to predict our future liquidity requirements, based upon our current operating plan, we do not have sufficient cash to meet our projected operating requirements and will need to raise additional capital during the next twelve months through the sale of additional equity or debt securities to support our future operations. If we are unable to secure additional capital, we may be required to curtail our product development initiatives and take additional measures to reduce costs.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the “Notes to Condensed Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended March 31, 2019. As of September 30, 2019, there have been no material changes to our significant accounting policies and estimates, except that we adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-02 effective April 1, 2019, as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

The results of operations for the three and six months ended September 30, 2019 and 2018 were:

	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating expenses
Research and development	633,241	367,550	1,337,025	503,340
General and administrative	524,100	181,448	958,557	300,848
Total operating expenses	1,157,341	548,998	2,295,581	804,188
Operating loss	(1,157,341)	(548,998)	(2,295,581)	(804,188)
Interest income	9,775	5,224	25,817	10,848
Net loss	$(1,147,566)	$(543,774)	$(2,269,764)	$(793,340)

Operating Expenses:

Research and development expenses include costs related to personnel, stock-based compensation, product development and patent filings. Research and development expenses increased by $265,691 and $833,685 for the three and six-months ended September 30, 2019, respectively, as compared with the comparable prior-year periods. The increases for the three and six month periods of 2019 were primarily attributable to increased product development, personnel, consulting and stock-based compensation expenses. During fiscal 2019, we hired additional employees and engaged with additional consultants to accelerate the development of our product. We expect research and development expenses to continue to increase in the future as we continue the development of our product to achieve commercialization.

General and administrative expenses consist primarily of personnel, rent, stock-based compensation, travel and other administrative expenses. General and administrative expenses for the three and six months ended September 30, 2019 increased by $342,652 and $657,709, respectively, as compared with the comparable prior-year periods. The increases for the three and six month periods of 2019 were primarily attributable to increases in personnel, professional services and stock-based compensation expenses, as well as expenses incurred in 2019 for the preparation of our selling shareholders registration statement. We expect general and administrative expenses to increase in the future as we expect to hire additional employees to staff our administrative functions.

Interest Income:

Interest income increased by $4,551 and $14,969 for the three months and six months ended September 30, 2019, respectively, as compared with the comparable prior-year periods. The increases were attributable to higher average cash balances, as a result of our equity offering in 2018, and higher interest rates.

Liquidity and Capital Resources

The following summarizes our cash flows for the six months ended September 30, 2019 and 2018:

	2019	2018
Cash used in operating activities	$(1,747,462)	$(576,101)
Cash used in investing activities	(30,600)	(32,753)
Net change in cash and cash equivalents	(1,778,062)	(608,854)
Cash and cash equivalents at beginning of period	6,553,768	4,296,676
Cash and cash equivalents at end of period	$4,775,706	$3,687,822

As we are still a development-stage entity, we have not yet generated revenues or achieved profitability, and expect to continue to incur cash outflows from operations. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We have historically raised capital through equity offerings of our common stock, and we expect to continue to raise capital through future equity or debt offerings in order to finance our operations.

We expect to raise additional capital to fund our operations, but there can be no assurance that such funding will be available to us, when needed or on favorable terms. The failure to raise capital when needed could have a material adverse effect on our business and financial condition, including  requiring us to reduce our operating costs and other expenditures related to our product development efforts, including reductions of personnel, salaries, consulting fees and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement cost reduction actions as we determine are necessary and in our best interests.

Net Cash Used In Operating Activities:

We used $1,747,462 of cash to fund operating activities during the six months ended September 30, 2019, compared with $576,101 during the comparable period in 2018. Increased cash usage during 2019 was due to our increased net loss primarily due to increased operating expenses to fund our research and development activities.

Net Cash Used In Investing Activities:

We used $30,600 and $32,753 of cash to purchase equipment during the six months ended September 30, 2019 and 2018, respectively.

Net Cash Used In Financing Activities:

We had no financing activities during the six months ended September 30, 2019 and 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, as noted below in management’s report on internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

During the three months ended September 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.”

Management’s Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there were material weaknesses in our internal control over financial reporting and concluded that our internal controls over financial reporting were not effective as of March 31, 2019. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to inadequate internal controls over financial reporting, and the lack of segregation of duties in our financial reporting process. In addition, we do not have a separately designated audit committee or independent director.

During the six months ended September 30, 2019, we began implementing a remediation plan to address the material weaknesses identified in our internal controls during the year ended March 31, 2019. These remediation efforts are focused on:

•	Enhancing monitoring and review controls over financial reporting and disclosures;
•	Enhancing review and approval controls around transaction processing;
•	Ensuring adequate segregation of duties; and
•	Enhancing and maintaining written policies and procedures for accounting and financial reporting.

During the three months ended June 30, 2019, we hired a full-time accounting manager to manage our accounting and financial reporting functions. In addition, during the three months ended September 30, 2019, we engaged a contract chief financial officer (CFO) who has significant experience as a public-company CFO and is a certified public accountant. We believe the addition of these qualified finance professionals will enable us to remediate the identified material weaknesses during the fiscal year ending March 31, 2020.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2019, which we filed with the SEC on June 27, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended September 30, 2019, the Company issued 30,000 shares of common stock to a consultant in exchange for services. The offer, sale and issuance of these securities were deemed to be exempt from registration either under the Securities Act, in reliance on Rule 701 promulgated under the Securities Act, as a transaction under compensatory benefit plans, or Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act, as a transaction not involving a public offering. Appropriate legends were affixed to the securities issued in this transaction.

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
15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date:	November 14, 2019	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
(principal executive, financial and accounting officer)
16