Form 10-Q
period 2019-12-31
Modular Medical, Inc.
filed 2020-02-13
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-49671

MODULAR MEDICAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0620495
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 17,870,261 as of February 12, 2020.

Item 1. Financial Statements

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Balance Sheets

ASSETS	December 31, 2019 (Unaudited)	March 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$3,718,492	$6,553,768
Other current assets	50,011	15,590
Security deposit	4,106	7,500
TOTAL CURRENT ASSETS	3,772,609	6,576,858

Intangible assets, net	—	180
Property and equipment, net	110,402	75,948
TOTAL ASSETS	$3,883,011	$6,652,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$254,289	$138,314
Accrued expenses	20,418	40,615
TOTAL LIABILITIES	274,707	178,929

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized; 17,870,261 and 17,840,261 shares issued and outstanding as of December 31, 2019 and March 31, 2019, respectively	17,870	17,840
Additional paid-in capital	10,241,876	9,684,578
Common stock issuable	—	19,800
Accumulated deficit	(6,651,442)	(3,248,161)
TOTAL STOCKHOLDERS’ EQUITY	3,608,304	6,474,057
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,883,011	$6,652,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operating Expenses
Research and development	608,019	504,787	1,945,043	1,008,127
General and administrative	527,829	245,773	1,486,386	546,621
Total Operating Expenses	1,135,848	750,560	3,431,429	1,554,748
Loss from operations	(1,135,848)	(750,560)	(3,431,429)	(1,554,748)
Interest income	2,331	11,355	28,148	22,203

Net Loss	$(1,133,517)	$(739,205)	$(3,403,281)	$(1,532,545)

Net Loss Per Share
Basic and diluted	$(0.06)	$(0.04)	$(0.19)	$(0.09)

Weighted Average Number of Shares Outstanding
Basic and diluted	17,870,261	16,848,236	17,862,625	16,272,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Equity
Balance as of March 31, 2019	17,840,261	$17,840	$9,684,578	$19,800	$(3,248,161)	$6,474,057
Shares issued for services	30,000	30	19,770	(19,800)	—	—
Stock-based compensation	—	—	194,428	—	—	194,428
Net loss	—	—	—	—	(1,122,198)	(1,122,198)

Balance as of June 30, 2019	17,870,261	17,870	9,898,776	—	(4,370,359)	5,546,287
Stock-based compensation	—	—	156,355	—	—	156,355
Net loss	—	—	—	—	(1,147,566)	(1,147,566)

Balance as of September 30, 2019	17,870,261	17,870	10,055,131	—	(5,517,925)	4,555,076
Stock-based compensation	—	—	186,745	—		186,745
Net loss	—	—	—	—	(1,133,517)	(1,133,517)
Balance as of December 31, 2019	17,870,261	$17,870	$10,241,876	—	$(6,651,442)	$3,608,304

	Common Stock		Additional Paid-In	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Equity
Balance as of March 31, 2018	15,983,273	$15,983	$5,011,661	$—	$(708,663)	$4,318,981
Net loss	—	—	—	—	(249,566)	(249,566)

Balance as of June 30, 2018	15,983,273	15,983	5,011,661	—	(958,229)	4,069,415
Stock-based compensation	—	—	166,170	—	—	166,170
Net loss	—	—	—	—	(543,774)	(543,774)

Balance as of September 30, 2018	15,983,273	15,983	5,177,831	—	(1,502,003)	3,691,811
Shares issued for cash	1,816,432	1,817	4,018,565	—	—	4,020,382
Stock-based compensation	—	—	191,170	—	—	191,170
Net loss	—	—	—	—	(739,205)	(739,205)

Balance as of December 31, 2018	17,799,705	$17,800	$9,387,566	—	$(2,241,208)	$7,164,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2019	2018
Net loss	$(3,403,281)	$(1,532,545)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	537,528	374,006
Depreciation and amortization	23,840	8,639
Changes in assets and liabilities
Other assets and prepaid expenses	(34,257)	(5,018)
Security Deposit	3,394	—
Accounts payable and accrued expenses	95,778	47,977
Net cash used in operating activities	(2,776,998)	(1,106,941)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(58,278)	(55,058)
Net cash used in investing activities	(58,278)	(55,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement of stock	—	3,983,915
Payment to related party	—	(516)
Proceeds from issuance of stock	—	19,800
Net cash provided by financing activities	—	4,003,199

Net increase (decrease) in cash and cash equivalents	(2,835,276)	2,841,200

Cash and cash equivalents at beginning of period	6,553,768	4,296,676

Cash and cash equivalents at end of period	$3,718,492	$7,137,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODULAR MEDICAL, INC.
F/K/A BEAR LAKE RECREATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Modular Medical, Inc. (the Company) was formed as a corporation under the laws of the State of Nevada in October 1998 under the name Bear Lake Recreation, Inc. The Company had no material business operations from 2002 until approximately 2017 when it acquired all of the issued and outstanding shares of Quasuras, Inc., a Delaware corporation (Quasuras). As the major shareholder of Quasuras retained control of both the Company and Quasuras, the share exchange was accounted for as a reverse merger. As such, the Company recognized the assets and liabilities of Quasuras, acquired in the merger, at their historical carrying amounts. Prior to the acquisition of Quasuras and, since at least 2002, the Company was a shell company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the Exchange Act). In June 2017, the Company changed its name from Bear Lake Recreation, Inc. to Modular Medical, Inc.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020 or for any other future period.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quasuras, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on March 31 of each calendar year.

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reportable Segment

The Company has one reportable segment and uses one measurement of profitability for its business.

Research and Development

The Company expenses research and development expenditures as incurred.

General and Administrative

General and administrative expenses consist primarily of payroll and benefit costs, rent, legal and accounting fees, and office and other administrative expenses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company maintains its cash balances at high-credit quality financial institutions within the United States, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to limits of approximately $250,000. The uninsured portion of the cash balances held at the Company’s primary bank aggregated approximately $3,463,816 at December 31, 2019. No reserve has been made in the financial statements for any possible loss due to financial institution failure.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, risks associated with its ability to continue to obtain financing and to satisfy liquidity requirements, as well as risks related to rapidly changing customer requirements, its limited operating history and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, with the assistance of legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in demand deposits, certificates of deposit and highly liquid debt instruments with original maturities of three months or less.

Property & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of property and equipment are generally as follows: computer equipment & software, three to ten years; office equipment, two to three years; buildings and improvements, five to fifteen years; and machinery and equipment, one to five years.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The Company measures the fair value of financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

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
7

Due to their short-term nature, the carrying values of cash and equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values.

Per-Share Amounts

Basic net loss per share is computed by dividing loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period. For the three and nine months ended December 31, 2019, 2,526,443 outstanding options to purchase common stock were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. For the three and nine months ended December 31, 2018, 1,344,687 outstanding options to purchase common stock were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Net loss	$(1,133,517)	$(739,205)	$(3,403,281)	$(1,532,545)

Net loss per share
Basic and diluted	$(0.06)	$(0.04)	$(0.19)	$(0.09)

Weighted average shares outstanding
Basic and diluted	17,870,261	16,848,236	17,862,625	16,272,642

Recently Adopted Accounting Pronouncement

In 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases. The standard introduces a new lessee model that requires most leases to be recorded on the balance sheet and eliminates the required use of bright-line tests for determining lease classification. In July 2018, the FASB issued the following standards which clarified ASU No. 2016-02 and have the same effective date as the original standard: ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-11 includes an option to not restate comparative periods in transition and elect to use the effective date of ASU No. 2016-02 as the date of initial application of transition. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which clarifies ASU No. 2016-02 and is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU No. 2016-02, as amended, on April 1, 2019, using the optional transition method provided by the FASB in ASU No. 2018-11. The Company elected to use the practical expedient that allowed it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases as well as the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component for all asset classes. The Company identified only one lease to be accounted for under Topic 842, and this was the lease for its corporate facility, which expired in December 2019 and was renewed for an additional two-month term. As of December 31, 2019, the Company had prepaid the remaining lease payments for its corporate lease. The Company made cash rent payments of $39,700 (including the prepaid rent payments for 2020) and incurred rent expense of $25,500 for the nine months ended December 31, 2019. The adoption of this standard did not have a material impact on the Company’s balance sheet, results of operations or cash flows.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

NOTE 2 – ACCRUED EXPENSES

As of December 31, 2019 and March 31, 2019, accrued expenses were primarily comprised of accrued legal, professional and consulting services fees.

NOTE 3 – STOCK-BASED COMPENSATION

2017 Equity Incentive Plan

In October 2017, the Company’s board of directors (the Board) approved the 2017 Equity Incentive Plan (the EIP) with 3,000,000 shares of common stock reserved for issuance. Under the EIP, eligible employees, directors and consultants may be granted a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards and restricted stock units. The EIP is administered by the Board or, in the alternative, a committee designated by the Board.

The exercise or purchase price of a stock option shall be calculated as follows:

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
(iii)	In the case of other grants, such price as determined by the Board.

The Board is responsible for determining the consideration to be paid for the shares of common stock to be issued upon exercise or purchase. The EIP generally does not allow for the transfer of awards, and the Board may amend, suspend or terminate the EIP at any time.

Stock-Based Compensation Expense

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant date fair value. The unamortized compensation cost, as of December 31, 2019, was $1,627,097 related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 2.83 years.

During the nine months ended December 31, 2019, the Company granted options to purchase 996,535 shares of its common stock to employees, directors and consultants. The options had 10-year terms, and 116,535 options vested immediately on the grant dates. The fair value of the options was determined to be $1,634,595, of which $220,578 was recorded as stock-based compensation expense and included in the condensed consolidated statement of operations for the nine months ended December 31, 2019.

The following assumptions were used in the fair value method calculations:

Nine Months Ended December 31, 2019
Risk-free interest rates	1.34% - 2.41%
Volatility	87% - 102%
Expected life (years)	5.0 - 6.0
Dividend yield	—%

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

A summary of stock option activity under the EIP is presented below:

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at April 1, 2019	1,470,092	1,529,908	$0.86
Options granted	(22,686)	22,686	2.25
Balance at June 30, 2019	1,447,406	1,552,594	$0.88
Options granted	(77,800)	77,800	2.25
Balance at September 30, 2019	1,369,606	1,630,394	$0.95
Options granted	(896,049)	896,049	2.25
Balance at December 31, 2019	473,557	2,526,443	$1.41

There were no stock options exercised during the nine months ended December 31, 2019 and 2018.

The following table summarizes the range of outstanding and exercisable options as of December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$0.66 - $2.25	2,526,443	9.12	$1.41	1,462,222	$0. 80	$—

The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the nine months ended December 31, 2019 and 2018, there were no such tax benefits associated with the exercise of stock options.

NOTE 4 – INCOME TAXES

The Company determines deferred tax assets and liabilities based upon the differences between the financial statement and tax bases of the Company’s assets and liabilities using tax rates in effect for the year in which the Company expects the differences to affect taxable income. A valuation allowance is established for any deferred tax assets for which it is more likely than not that all or a portion of the deferred tax assets will not be realized. Based on the available information and other factors, management believes it is more likely than not that its federal and state net deferred tax assets will not be fully realized, and the Company has recorded a full valuation allowance.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2016 to 2019 may be subject to examination by the U.S. federal and state tax authorities.  As of December 31, 2019, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 5 – ROYALTY AGREEMENT

In July 2017, the Company entered into a royalty agreement with its founder, chief executive officer and major shareholder (the Founder). Pursuant to the agreement, the Founder assigned and transferred all of his rights in the intellectual property of Quasuras in return for future royalty payments. The Company is obligated to make royalty payments under the agreement to the Founder on any sales of the royalty product sold or otherwise commercialized by the Company, equal to (a) $0.75 on each sale of a royalty product, or (b) five percent (5%) of the gross sale price of the royalty product, whichever is less. The royalty payments will cease, and the agreement will terminate, at such time as the total sum of royalty payments actually paid to the Founder, pursuant to the agreement, reaches $10,000,000. The Company has the option to terminate the agreement at any time upon payment, to the Founder, of the difference between total royalty payments actually made to him to date and the sum of $10,000,000. All payments of the royalties, if due, for the preceding quarter, will be made by the Company to the Founder within thirty days after the end of each calendar quarter.

NOTE 6 – RELATED PARTY TRANSACTION

During the nine months ended December 31, 2019, the Company entered into consulting agreements with a member of its Board. Under the consulting agreements, the Company paid the director consulting fees of $25,000 and $75,000 in cash during the three and nine months ended December 31, 2019, respectively, and the director was granted stock options with a fair value of $22,500 and $60,000 during the three and nine months ended December 31, 2019, respectively. The options were for a total of 36,788 shares of common stock, were fully vested on the grant dates and have terms of 10 years.

NOTE 7 – SUBSEQUENT EVENTS

In January 2020, the Board approved an amendment to the Plan to increase the number of shares reserved for issuance by 1,000,000 shares.

In January 2020, the Company executed a three-year lease for a new, larger corporate facility in San Diego, California. The lease will commence on April 1, 2020 and provides for an initial monthly rent of approximately $12,400 with annual rent increases of approximately 3%. In addition, the Company paid a $100,000 security deposit.

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

We have not completed development of, or obtained U.S. Food and Drug Administration clearance for, our insulin pump, and we have therefore not generated any revenues from product sales. Our net losses were $1.1 million and $3.4 million for the three and nine months ended December 31, 2019, respectively. As of December 31, 2019, we had working capital of $3.5 million and an accumulated deficit of $6.7 million.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates, and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2019. As of December 31, 2019, there have been no material changes to our significant accounting policies and estimates, except that we adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-02 effective April 1, 2019, as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

The results of operations for the three and nine months ended December 31, 2019 and 2018 were:

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Operating expenses
Research and development	$608,019	$504,787	$1,945,043	$1,008,127
General and administrative	527,829	245,773	1,486,386	546,621
Total operating expenses	1,135,848	750,560	3,431,429	1,554,748
Operating loss	(1,135,848)	(750,560)	(3,431,429)	(1,554,748)
Interest income	2,331	11,355	28,148	22,203
Net loss	$(1,133,517)	$(739,205)	$(3,403,281)	$(1,532,545)

Operating Expenses:

Research and development expenses include costs related to personnel, stock-based compensation, product development and patent filings. Research and development expenses increased by $103,232 and $936,916 for the three and nine months ended December 31, 2019, respectively, as compared with the comparable prior-year periods. The increases for the three- and nine-month periods ended December 31, 2019 were primarily attributable to increased product development, personnel, consulting and stock-based compensation expenses. During fiscal 2020, we hired additional employees and engaged with additional consultants to accelerate the development of our product, and we incurred increased product tooling and prototyping expenses. We expect research and development expenses to continue to increase in the future as we add personnel and consulting resources and incur increased tooling expenses to continue the development of our product to achieve commercialization.

General and administrative expenses consist primarily of personnel, rent, stock-based compensation, legal and accounting fees and other administrative expenses. General and administrative expenses for the three and nine months ended December 31, 2019 increased by $282,056 and $939,765, respectively, as compared with the comparable prior-year periods. The increases for the three- and nine-month periods ended December 31, 2019 were primarily attributable to increases in personnel and professional services and stock-based compensation expenses, as well as expenses incurred in 2019 for the preparation of a selling shareholders registration statement related to a private placement of our common stock. We expect general and administrative expenses to increase in the future as we expect to hire additional employees to staff our administrative functions and incur increased facilities and professional services costs.

Interest Income:

Interest income decreased by $9,024 and increased by $5,945 for the three and nine months ended December 31, 2019, respectively, as compared with the comparable prior-year periods. The decrease for the three months ended December 31, 2019 was primarily due to lower average cash balances as compared with the prior year period. The increase for the nine months ended December 31, 2019 was attributable to higher average cash balances, as a result of our equity offering in 2018.

Liquidity and Capital Resources

The following table summarizes our cash flows for the nine months ended December 31, 2019 and 2018:

	2019	2018
Cash used in operating activities	$(2,776,998)	$(1,106,941)
Cash used in investing activities	(58,278)	(55,058)
Cash provided by financing activities	—	4,003,199
Net change in cash and cash equivalents	(2,835,276)	2,841,200
Cash and cash equivalents at beginning of period	6,553,768	4,296,676
Cash and cash equivalents at end of period	$3,718,492	$7,137,876

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

We need to raise additional capital to fund our operations, but there can be no assurance that such funding will be available to us, when needed or on favorable terms. The failure to raise capital when needed could have a material adverse effect on our business and financial condition, including requiring us to reduce our operating costs and other expenditures related to our product development efforts, including reductions of personnel, salaries, consulting fees and capital expenditures. Alternatively, or in addition to such potential measures, we may elect to implement such cost reduction actions as we determine are necessary and in our best interests.

Net Cash Used in Operating Activities:

We used $2,776,998 of cash to fund operating activities during the nine months ended December 31, 2019, compared with $1,106,941 during the comparable period in 2018. Increased cash usage during 2019 was due to our increased net loss primarily due to increased operating expenses to fund our research and development activities.

Net Cash Used in Investing Activities:

We used $58,278 and $55,058 of cash to purchase property and equipment during the nine months ended December 31, 2019 and 2018, respectively.

Net Cash Used in Financing Activities:

We had no financing activities during the nine months ended December 31, 2019. For the nine months ended December 31, 2018, cash of $4,003,199 provided by financing activities was primarily attributable to the net proceeds of $3,983,915 from the issuance of common stock in a private placement and $19,800 of proceeds from the sale of our common stock.

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

Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there were material weaknesses in our internal control over financial reporting and concluded that our internal controls over financial reporting were not effective as of March 31, 2019. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to inadequate internal controls over financial reporting, and the lack of segregation of duties in our financial reporting process. In addition, prior to December 31, 2019, we did not have a separately designated audit committee or independent director.

During the nine months ended December 31, 2019, we began implementing a remediation plan to address the material weaknesses identified in our internal controls during the year ended March 31, 2019. These remediation efforts are focused on:

•	Enhancing monitoring and review controls over financial reporting and disclosures;
•	Enhancing review and approval controls around transaction processing;
•	Ensuring adequate segregation of duties; and
•	Enhancing and maintaining written policies and procedures for accounting and financial reporting.

In April 2019, we hired a full-time accounting manager to manage our accounting and financial reporting functions. In addition, in August 2019, we engaged a contract chief financial officer (CFO) who has significant experience as a public-company CFO and is a certified public accountant. We believe that the addition of these qualified finance professionals will enable us to remediate the identified material weaknesses during the fiscal year ending March 31, 2020. In addition, in December 2019 and January 2020, our Board appointed two new independent directors, and appointed each director to chair our newly formed audit and compensation committees. The director appointed to chair our audit committee is our audit committee financial expert. We expect that the new independent directors will contribute to our efforts to improve our internal controls.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We disclosed a number of material risks under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2019, which we filed with the SEC on June 27, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine months ended December 31, 2019, the Company issued 30,000 shares of common stock to a consultant. The offer, sale and issuance of these securities were deemed to be exempt from registration either under the Securities Act, in reliance on Rule 701 promulgated under the Securities Act, as a transaction under compensatory benefit plans, or Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act, as a transaction not involving a public offering. Appropriate legends were affixed to the securities issued in this transaction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Document
10.9	Lease between MCP Socal Industrial - Bernardo, LLC and the Registrant dated January 10, 2020

10.10	Consulting Agreement between the Registrant and Liam Burns dated April 15, 2019

10.11	Consulting Agreement between the Registrant and Liam Burns dated July 15, 2019

10.12	Consulting Agreement between the Registrant and Liam Burns dated September 3, 2019

10.13	Services Agreement effective December 31, 2019 between the Registrant and Carmen Volkart

10.14	Services Agreement effective January 23, 2020 between the Registrant and William Febbo

10.15	Form of Indemnification Agreement between the Registrant and each of its directors and officers used from January 23, 2020

10.16	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended 2017 Equity Incentive Plan

31.1	Certification of Paul M. DiPerna pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Paul M. DiPerna of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date:	February 13, 2020	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
(principal executive, financial and accounting officer)
16