Form 10-Q
period 2020-06-30
Modular Medical, Inc.
filed 2020-08-12
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-49671

MODULAR MEDICAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0620495
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

16772 West Bernardo Drive, San Diego, California 92127

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 18,600,158 as of August 10, 2020.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Balance Sheets

	June 30, 2020 (Unaudited)	March 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,141,240	$3,122,134
Other current assets	38,269	64,159
TOTAL CURRENT ASSETS	3,179,509	3,186,293

Property and equipment, net	289,256	301,308
Right of use asset, net	251,357	270,950
Security deposit	100,000	100,000
TOTAL NON-CURRENT ASSETS	640,613	672,258

TOTAL ASSETS	$3,820,122	$3,858,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$255,214	$367,019
Accrued expenses	196,359	202,160
Short-term lease liability	112,397	92,214
PPP note payable, current portion	163,902	—
TOTAL CURRENT LIABILITIES	727,872	661,393

LONG-TERM LIABILITIES
Long-term lease liability	279,757	178,736
Bonus payable	140,000	140,000
PPP note payable, not of current portion	204,878	—
TOTAL LONG TERM LIABILITIES	624,635	318,736

TOTAL LIABILITIES	1,352,507	980,129

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized; 18,600,158 and 17,870,261 shares issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	18,600	17,870
Additional paid-in capital	12,892,206	10,505,592
Common stock issuable	—	923,994
Accumulated deficit	(10,443,191)	(8,569,034)
TOTAL STOCKHOLDERS’ EQUITY	2,467,615	2,878,422
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,820,122	$3,858,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Operating Expenses
Research and development	970,815	703,783
General and administrative	903,397	434,457
Total Operating Expenses	1,874,212	1,138,240
Loss from operations	(1,874,212)	(1,138,240)

Interest income	55	16,042

Net Loss	$(1,874,157)	$(1,122,198)

Net Loss Per Share
Basic and diluted	$(0.10)	$(0.06)

Weighted Average Shares Outstanding
Basic and diluted	18,334,482	17,847,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional	Common
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Equity
Balance as of March 31, 2020	17,870,261	$17,870	$10,505,592	$923,994	$(8,569,034)	$2,878,422
Private placement of common stock	729,897	730	2,041,898	(923,994)	—	1,118,634
Stock-based compensation	—	—	344,716	—	—	344,716
Net loss	—	—	—	—	(1,874,157)	(1,874,157)

Balance as of June 30, 2020	18,600,158	$18,600	$12,892,206	$—	$(10,443,191)	$2,467,615

			Additional	Common
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Equity
Balance as of March 31, 2019	17,840,261	$17,840	$9,684,578	$19,800	$(3,248,161)	$6,474,057
Shares issued for services	30,000	30	19,770	(19,800)	—	—
Stock-based compensation	—	—	194,428	—	—	194,428
Net loss	—	—	—	—	(1,122,198)	(1,122,198)

Balance as of June 30, 2019	17,870,261	$17,870	$9,898,776	$—	$(4,370,359)	$5,546,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Net loss	$(1,874,157)	$(1,122,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	344,716	194,428
Depreciation and amortization	24,986	6,714
Amortization of lease right-to-use asset	(19,593)	—
Change in lease liability	121,204	—
Other	(575)	—
Changes in assets and liabilities
Other assets and prepaid expenses	13,478	6,090
Accounts payable and accrued expenses	(117,607)	74,545
Net cash used in operating activities	(1,507,548)	(840,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,934)	(6,719)
Net cash used in investing activities	(12,934)	(6,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	1,170,808	—
Proceeds from issuance of note payable	368,780	—
Net cash provided by financing activities	1,539,588	—

Net increase (decrease) in cash and cash equivalents	19,106	(847,140)

Cash and cash equivalents at beginning of period	3,122,134	6,553,768

Cash and cash equivalents at end of period	$3,141,240	$5,706,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODULAR MEDICAL, INC.
F/K/A BEAR LAKE RECREATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Modular Medical, Inc. (the Company) was incorporated in Nevada in October 1998 under the name Bear Lake Recreation, Inc. The Company had no material business operations from 2002 until approximately 2017 when it acquired all of the issued and outstanding shares of Quasuras, Inc., a Delaware corporation (Quasuras). As the major shareholder of Quasuras retained control of both the Company and Quasuras, the share exchange was accounted for as a reverse merger. As such, the Company recognized the assets and liabilities of Quasuras acquired in the merger, at their historical carrying amounts. Prior to the acquisition of Quasuras and, since at least 2002, the Company was a shell company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the Exchange Act). In June 2017, the Company changed its name from Bear Lake Recreation, Inc. to Modular Medical, Inc.

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

The Company expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and subsequent commercialization of its product. The Company expects that its research and development and general and administrative expenses will continue to increase, and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise additional capital, through the sale of additional equity or debt securities, to support its future operations. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company.  As discussed in note 4, the Company is currently pursuing additional equity financing through a private placement of its common stock and a public offering of its preferred units. In addition, the Company obtained a loan from Silicon Valley Bank in April 2020 (see note 3).

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

Basis of Presentation

The Company’s fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the condensed consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2021 refers to the fiscal year ending March 31, 2021). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quasuras. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company have been prepared without audit. The condensed consolidated balance sheet as of March 31, 2020 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations of the Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending March 31, 2021 or for any other future period.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Estimates may include those pertaining to accruals, stock-based compensation and income taxes. Actual results could differ from those estimates.

Reportable Segment

The Company operates in one business segment and uses one measurement of profitability for its business.

Research and Development

The Company expenses research and development expenditures as incurred.

General and Administrative

General and administrative expenses consist primarily of payroll and benefit costs, rent, stock-based compensation, legal and accounting fees, and office and other administrative expenses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company maintains its cash balances at high-quality financial institutions within the United States, which are insured by the Federal Deposit Insurance Corporation up to limits of approximately $250,000. No reserve has been made in the financial statements for any possible loss due to financial institution failure.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing technology and customer requirements, limited operating history and the volatility of public markets.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in demand deposits, certificates of deposit and highly liquid debt instruments with original maturities of three months or less.

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

Due to their short-term nature, the carrying values of cash equivalents, accounts payable and accrued expenses approximate fair value.

Per-Share Amounts

Basic net loss per share is computed by dividing loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. For the three months ended June 30, 2020 and 2019, outstanding options to purchase 3,407,587 and 1,591,806 shares of common stock were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended June 30, 2020 and 2019, the Company’s comprehensive loss was the same as its net loss.

NOTE 2 – LEASES

Effective April 1, 2019, the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (ASC 842), and related ASUs, as amended, using the alternative transition method, which allowed the Company to initially apply the new lease standard at the adoption date (the “effective date method”). In January 2020, the Company executed a lease for a new, larger corporate facility in San Diego, California and paid a $100,000 security deposit. The 39-month lease term commenced April 1, 2020, and the lease provides for an initial monthly rent of approximately $12,400 with annual rent increases of approximately 3%. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs. The right-to-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. A discount rate of 11%, which approximated the Company’s incremental borrowing rate, was used to measure the lease asset and liability. Lease expense is recognized on a straight line basis over the lease term.

The Company obtained a right-of-use asset of $270,950 in exchange for its obligations under the operating lease. The landlord also provided a lease incentive of approximately $139,000, which was paid to the Company in June 2020, for the Company to make improvements to the leased space.

Future minimum payments under the facility operating lease, as of June 30, 2020, are listed in the table below.

Operating
Annual Fiscal Years	lease
2021	$111,717
2022	153,432
2023	158,028
2024	40,692
Less:
Imputed interest	(71,715)
Present value of lease liabilities	$392,154

Cash paid for amounts included in the measurement of lease liabilities was $37,239. Rent expense was $26,885 and $9,000 for the three months ended June 30, 2020 and 2019, respectively.

NOTE 3 – NOTE PAYABLE

On April 24, 2020, the Company received a $368,780 unsecured loan (the PPP Note) under the Paycheck Protection Program (the PPP), which was established under the U.S. government’s Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The PPP Note to the Company was made through Silicon Valley Bank (the Lender), and the Company entered into a U.S. Small Business Administration Paycheck Protection Program Note (the Agreement) with the Lender evidencing the PPP Note.

The full amount of the PPP Note is due in April 2022. Interest will accrue on the outstanding principal balance of the PPP Note at a fixed rate of 1.0% per annum, which shall be deferred for the first six months of the term of the PPP Note. Monthly payments will be due and payable beginning in November 2020 and continue each month thereafter until maturity of the PPP Note. The Company may prepay principal of the PPP Note at any time in any amount without penalty. The Agreement contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties or provisions of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company.

The Company may apply to the Lender for forgiveness of the PPP Note, and the amount which may be forgiven will be equal to the sum of the payroll and benefit costs and covered rent and utility payments incurred by the Company, as calculated in accordance with the terms of the CARES Act. No assurance is provided that the Company will obtain forgiveness of the PPP Note in whole or in part, but the Company intends to use the proceeds in accordance with the PPP.

NOTE 4 – STOCKHOLDERS’ EQUITY

Private Placement

In March 2020, the Company initiated a private placement of shares of its common stock (the 2020 Placement). As of June 30, 2020, the Company had sold 729,897 shares of common stock, at a purchase price of $2.87 per share, for aggregate proceeds of approximately $ 2,094,806. The Company had recorded $924,000 of the proceeds as common stock issuable in the stockholders’ equity section of the consolidated balance sheet at March 31, 2020 for 321,950 shares that were issued by the Company’s transfer agent during the quarter ended June 30, 2020. Under the terms of the common stock purchase agreements between the Company and the investors, the Company must use commercially reasonable efforts to file a registration statement with the SEC within 90 days of the closing of the 2020 Placement to register the shares of common stock sold in the 2020 Placement.

Preferred Unit Public Offering

On April 2, 2020, the Company’s board of directors authorized the designation of 2,000,000 shares of the Company’s preferred stock as 13% Series A Cumulative Redeemable Perpetual Preferred Stock (the Series A Preferred Stock). On April 9, 2020, the Company filed a registration statement on Form S-1 (No. 333-237615), as amended, with the SEC, which was declared effective on May 11, 2020, to register 2,000,000 preferred units (the Preferred Units) at a price of $25.00 per unit. Each Preferred Unit consists of (i) one share of Series A Preferred Stock with a $25.00 liquidation preference amount and (ii) three common stock purchase warrants, each to purchase one share of the Company’s common stock at an exercise price of $11.00 per share. To date, the Company has not sold any of the Preferred Units.

NOTE 5 – STOCK-BASED COMPENSATION

2017 Equity Incentive Plan

In October 2017, the Company’s board of directors (the Board) approved the 2017 Equity Incentive Plan (the Plan) with 3,000,000 shares of common stock reserved for issuance. In January 2020, the Board approved an increase in the number of shares reserved for issuance by 1,000,000 shares. Under the Plan, eligible employees, directors and consultants may be granted a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards and restricted stock units. The Plan is administered by the Board or, in the alternative, a committee designated by the Board.

Stock-Based Compensation Expense

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant date fair value. The unamortized compensation cost, as of June 30, 2020, was $2,733,904 related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 2.48 years.

During the three months ended June 30, 2020, the Company granted options to purchase 230,476 shares of its common stock to employees, directors and consultants. The options had 10-year terms, and 10,476 options vested immediately on the grant dates. The fair value of the options was determined to be $572,903 of which $101,891 was recorded as stock-based compensation expense and included in the condensed consolidated statement of operations for the three months ended June 30, 2020.

The following assumptions were used in the fair value method calculations:

Three Months Ended June 30, 2020
Risk-free interest rates	.31% - .37%
Volatility	123% - 128%
Expected life (years)	5.0 - 6.0
Dividend yield	—

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

A summary of stock option activity under the EIP is presented below:

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at March 31, 2020	822,055	3,177,945	$1.58
Options granted	(230,476)	230,476	2.88
Options cancelled and returned to the Plan	833	(833)	2.25
Balance at June 30, 2020	592,412	3,407,588	$1.48

There were no stock options exercised during the three months ended June 30, 2020 and 2019.

The following table summarizes the range of outstanding and exercisable options as of June 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$0.66 - $3.16	3,407,587	8.9	$1.67	1,642,550	$0.97	$—

The intrinsic value per share is calculated as the excess of the closing price of the common stock on the Company’s principal trading market over the exercise price of the option.

The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the three months ended June 30, 2020 and 2019, there were no such tax benefits associated with the exercise of stock options.

NOTE 6 – INCOME TAXES

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2016 to 2019 may be subject to examination by the U.S. federal and state tax authorities.  As of June 30, 2020, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 7 – RELATED PARTY TRANSACTION

During fiscal 2020, the Company entered into consulting agreements with a member of its board of directors. The most recent consulting agreement was terminated in March 2020. At June 30, 2020, the Company had an outstanding payable to the director of $5,585, which was included in accounts payable in the condensed consolidated balance sheet.

NOTE 8 – COMMITMENTS & CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the three months ended June 30, 2020 and 2019 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements, and no claims for payment have been made under such agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (this Report). This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2020 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2020. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors including, without limitation, the direct and indirect effects of coronavirus disease 2019, or COVID-19, and related issues that may arise therefrom. Many of those factors are outside of our control and could cause actual results to differ materially from those expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Report, refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2021 refers to the fiscal year ending March 31, 2021). Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer to Modular Medical, Inc. and its consolidated subsidiary.

Company Overview

We are a development-stage medical device company focused on the design, development and eventual commercialization of an innovative insulin pump to address shortcomings and problems represented by the relatively limited adoption of currently available pumps for insulin dependent people with diabetes. We have developed a hardware technology allowing people with insulin-dependent diabetes to receive their daily insulin in two ways, through a continuous “basal” delivery allowing a small amount of insulin to be in the blood at all times and a “bolus” delivery to address meal time glucose input and to address when the blood glucose level becomes excessively high. By addressing the substantial time and effort required by them to effectively treat their condition, we believe we can address the less technically savvy, less motivated part of the market, which we believe is underserved.

We have completed development of, but have not yet obtained U.S. Food and Drug Administration, or FDA, clearance for, our insulin pump, and we have therefore not generated any revenues from product sales. Our net losses were $5.3 million and $2.5 million for the years ended March 31, 2020 and 2019, respectively. As of June 30, 2020, we had working capital of $2.5 million and an accumulated deficit of $10.4 million.

Historically, we have financed our operations principally through private placements of our common stock. Based on our current operating plan, substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 1 of this Report are issued exists. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities, to support our future operations. If we are unable to secure additional capital, we will be required to curtail our research and development initiatives and take additional measures to reduce costs. We have provided additional disclosure in Note 1 to the condensed consolidated financial statements and under Liquidity below.

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

In March 2020, Santa Diego County in California, where we are based, and the state of California issued “shelter-in-place” orders (the Orders). We have been complying with the Orders and have minimized business activities at our San Diego facility. We have implemented a teleworking policy for our employees and contractors to minimize on-site activity at our facility. We have experienced longer lead times for certain components used to manufacture initial quantities of our products for our product-approval submission to the FDA, which is expected to occur in the quarter ending December 31, 2020. In addition, our teleworking policy, which was required to comply with the Orders, has required us to minimize the number of our employees and contractors that are working on site at our facility at any one time. We have implemented a COVID-19 policy and related protocols and procedures, which are based on guidance from the U.S. government’s Centers for Disease Control and Prevention (CDC) and San Diego County, to address the health and safety of our employees and their families.

We remain diligent in continuing to identify and manage risks to our business given the changing uncertainties related to COVID-19. While we believe that our operations personnel are currently in a position to build an adequate supply of products for our FDA submission, we recognize that unpredictable events could create difficulties in the months ahead. We may not be able to address these difficulties in a timely manner, which could delay our submission to the FDA and negatively impact our business, results of operations, financial condition and cash flows. In addition, we could experience delays in obtaining FDA approval for our product, if the FDA does not review our submission in a timely manner, as the FDA may place higher priority on reviewing COVID-19 product-related submissions.

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. We were recently able to raise additional capital in a private placement and received a $368,780 unsecured loan (the PPP Note) under the Paycheck Protection Program (the PPP), which was established under the U.S. government’s Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) (see discussion below under Liquidity). However, we need to raise additional capital to support our operations in the future. We may be unable to access the capital markets or additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

For additional information on risks that could impact our future results, please refer to “Risk Factors” in Part II, Item 1A of this Report.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2020. As of June 30, 2020, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	Three months ended June 30,		Change
	2020	2019	2019 to 2020
Research and development	$970,815	$703,783	$267,032	37.9%

Our research and development expenses include personnel, overhead and other costs associated with the development of our insulin pump product. We expense research and development costs as they are incurred.

Research and development, or R&D, expenses increased in fiscal 2021 compared with fiscal 2020 primarily due to increased engineering and operations personnel and consulting costs. Our full-time R&D employee headcount increased to 10 at June 30, 2020 from 4 at June 30, 2019. R&D expenses included stock-based compensation expenses of $103,725 and $142,133 for fiscal 2021 and fiscal 2020, respectively. We expect research and development expenses to continue to increase for the remainder of fiscal 2021, as we continue to advance the development of our pump product and develop a low-volume manufacturing process.

General and Administrative

	Three months ended June 30,		Change
	2020	2019	2019 to 2020
General and administrative	$903,397	$434,457	$468,940	107.9%

General and administrative expenses consist primarily of personnel and related overhead costs for marketing, finance, human resources and general management.

General and administrative expenses, or G&A, increased in fiscal 2021 compared with fiscal 2020 primarily as a result of increased personnel and consulting costs, stock-based compensation expenses and professional services fees related to our financing activities. Our full-time G&A headcount increased to 3 at June 30, 2020 from 2 at June 30, 2019. G&A expenses included stock-based compensation expenses of $240,991 and $52,295 for fiscal 2021 and fiscal 2020, respectively.

Interest Income

	Three months ended June 30,		Change
	2020	2019	2019 to 2020
Interest income	$55	$16,042	$(15,987)	(99.7%)

Interest income consists of interest earned on our cash deposits. The decrease in interest income for fiscal 2021 compared with fiscal 2020 was primarily attributable to a reduction in interest rates in fiscal 2021 combined with lower average cash balances during fiscal 2021.

Liquidity and Capital Resources

As a development-stage enterprise, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with R&D activities and G&A expenses associated with our operations. For the three months ended June 30, 2020, we incurred a net loss of approximately $1.9 million. For the years ended March 31, 2020 and 2019, we incurred net losses of approximately $5.3 million and $2.5 million, respectively. At June 30, 2020, we had a cash balance of $3.1 million and an accumulated deficit of approximately $10.4 million. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 1 of this Report are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our future operations, and we are currently seeking such additional financing. As discussed in Note 4 to our condensed consolidated financial statements in Item 1 of this Report, we are currently pursuing additional equity financing through a private placement of our common stock and a public offering of our preferred units. In addition, we obtained a $368,000 loan from Silicon Valley Bank in April 2020 under the U.S. Small Business Administration Paycheck Protection Program. The full amount of the PPP Note is due in April 2022, and interest will accrue on the outstanding principal balance of the PPP Note at a fixed rate of 1.0% per annum, which shall be deferred for the first six months of the term. Monthly payments will be due and payable beginning in November 2020 and continue each month thereafter until maturity. We intend to apply to have the PPP Note forgiven, as permitted under the terms of the PPP. No assurance is provided that we will obtain forgiveness of the PPP Note in whole or in part, but we intend to use the proceeds in accordance with the PPP.

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

In fiscal 2021, we used $1,507,548 in operating activities, which primarily resulted from our net loss of $1,874,157 and changes to operating assets and liabilities of $104,129, as adjusted for stock-based compensation expenses of $344,716, depreciation and amortization expenses of $24,986, net changes in lease assets and liabilities of $101,611 and other adjustments of $575. In fiscal 2020, we used $840,421 in operating activities, which primarily resulted from our net loss of $1,122,198, which was partially offset by changes to operating assets and liabilities of $80,635, and adjusted for non-cash charges and gains, which included stock-based compensation expenses of $194,428 and depreciation and amortization expenses of $6,714.

In fiscal 2021, cash used in investing activities of $12,934 was due to the purchase of property and equipment. We used $6,719 of cash to purchase property and equipment and intangible assets during fiscal 2020.

Cash provided by financing activities of $1,539,588 for fiscal 2021 was attributable to proceeds of $1,170,808 from the sale of shares of our common stock in a private placement that was initiated in March 2020 and $368,780 in proceeds from the PPP Note.

In May 2020, we commenced our best-efforts public offering of up to 2,000,000 of our preferred units at a public offering price of $25.00 per preferred unit. Each preferred unit consists of (i) one share of our 13% Series A Cumulative Redeemable Perpetual Preferred Stock, which has a $25.00 liquidation preference amount (the Series A Preferred Stock), and (ii) three common stock purchase warrants with each warrant entitling the holder to purchase for a period of 5 years from the date of issuance one share of our common stock at an exercise price of $11.00 per share, subject to adjustment. The preferred units, the Series A Preferred Stock, the common stock purchase warrants and the shares of common stock issuable upon exercise of the warrants are registered on our registration statement on Form S-1 (SEC No.: 333-237615), as amended, declared effective by the SEC on May 11, 2020. At each closing of the preferred unit public offering, an amount equal to the first three years of dividend payments, or $9.75 per share of Series A Preferred Stock sold, will be retained by a dividend payment agent from the proceeds from such offering and will be used to pay dividends to the holders thereof for a three year period. The shares of Series A Preferred Stock are perpetual, have no maturity date, will not be subject to any sinking fund or other mandatory redemption, and will not be convertible into or exchangeable for any of our other securities. Commencing three years from the date of issuance of Series A Preferred Stock, we may redeem, at our option, the Series A Preferred Stock, in whole or in part, at a cash redemption price equal to $25.00 per share, plus all accrued and unpaid dividends. No holder of Series A Preferred Stock shall have any right to require as to redeem or repurchase the Series A Preferred Stock. As of August 4, 2020, we had not sold any preferred units.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We disclosed a number of material risks under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2020, which we filed with the SEC on June 29, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We initiated a private placement for shares of our common stock in March 2020 (the 2020 Placement). Since March 2020, we have sold 729,897 shares of our common stock at a purchase price of $2.87 per share resulting in gross proceeds to us of approximately $2,094,806 from the 2020 Placement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Document

10.1	U.S. Small Business Administration Paycheck Protection Program Note dated April 23, 2020 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on May 12, 2020)

10.20	Second Amendment to Employment Agreement between the Registrant and Paul DiPerna effective as of July 1, 2020

31.1	Certification of Paul M. DiPerna pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Paul M. DiPerna pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date:	August 12, 2020	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
(principal executive, financial and accounting officer)
19