Form 10-Q
period 2020-09-30
Modular Medical, Inc.
filed 2020-11-09
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-49671

MODULAR MEDICAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0620495
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 18,725,158 as of November 4, 2020.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Balance Sheets

	September 30, 2020 (Unaudited)	March 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,486,574	$3,122,134
Other current assets	35,498	64,159
TOTAL CURRENT ASSETS	1,522,072	3,186,293

Property and equipment, net	342,299	301,308
Right of use asset, net	235,027	270,950
Security deposit	100,000	100,000
TOTAL NON-CURRENT ASSETS	677,326	672,258

TOTAL ASSETS	$2,199,398	$3,858,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$214,359	$367,019
Accrued expenses	238,301	202,160
Short-term lease liability	116,645	92,214
PPP note payable, current	163,902	—
TOTAL CURRENT LIABILITIES	733,207	661,393

LONG-TERM LIABILITIES
Long-term lease liability	248,823	178,736
Bonus payable	105,000	140,000
PPP note payable	204,878	—
TOTAL LONG-TERM LIABILITIES	558,701	318,736

TOTAL LIABILITIES	1,291,908	980,129

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized; 18,600,158 and 17,870,261 shares issued and outstanding as of September 30, 2020 and March 31, 2020, respectively	18,600	17,870
Additional paid-in capital	13,192,810	10,505,592
Common stock issuable	—	923,994
Accumulated deficit	(12,303,920)	(8,569,034)
TOTAL STOCKHOLDERS’ EQUITY	907,490	2,878,422
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,199,398	$3,858,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operating expenses
Research and development	1,092,665	633,241	2,063,480	1,337,025
General and administrative	766,513	524,100	1,669,910	958,556
Total Operating Expenses	1,859,178	1,157,341	3,733,390	2,295,581
Loss from operations	(1,859,178)	(1,157,341)	(3,733,390)	(2,295,581)

Other income
Interest income	49	9,775	104	25,817

Loss before income taxes	(1,859,129)	(1,147,566)	(3,733,286)	(2,269,764)

Provision for income taxes	1,600	—	1,600	—

Net Loss	$(1,860,729)	$(1,147,566)	$(3,734,886)	$(2,269,764)

Net Loss Per Share
Basic and diluted	$(0.10)	$(0.06)	$(0.20)	$(0.13)

Weighted Average Number of Shares Outstanding
Basic and diluted	18,600,158	17,870,261	18,469,805	17,855,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional	Common
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Equity
Balance as of March 31, 2020	17,870,261	$17,870	$10,505,592	$923,994	$(8,569,034)	$2,878,422
Private placement of common stock	729,897	730	2,041,898	(923,994)	—	1,118,634
Stock-based compensation	—	—	344,716	—	—	344,716
Net loss	—	—	—	—	(1,874,157)	(1,874,157)
Balance as of June 30, 2020	18,600,158	$18,600	$12,892,206	$—	$(10,443,191)	$2,467,615

Stock-based compensation	—	—	300,604	—	—	300,604
Net loss	—	—	—	—	(1,860,729)	(1,860,729)
Balance as of September 30, 2020	18,600,158	$18,600	$13,192,810	$—	$(12,303,920)	$907,490

			Additional	Common
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Equity
Balance as of March 31, 2019	17,840,261	$17,840	$9,684,578	$19,800	$(3,248,161)	$6,474,057
Shares issued for services	30,000	30	19,770	(19,800)	—	—
Stock-based compensation	—	—	194,428	—	—	194,428
Net loss	—	—	—	—	(1,122,198)	(1,122,198)
Balance as of June 30, 2019	17,870,261	$17,870	$9,898,776	$—	$(4,370,359)	$5,546,287

Stock-based compensation	—	—	156,355	—	—	156,355
Net loss	—	—	—	—	(1,147,566)	(1,147,566)
Balance as of September 30, 2019	17,870,261	$17,870	$10,055,131	$—	$(5,517,925)	$4,555,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2020	2019
Net loss	$(3,734,886)	$(2,269,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	645,320	350,783
Depreciation and amortization	52,314	14,354
Amortization of lease right-to-use asset	35,923	—
Change in lease liability	94,518	—
Changes in assets and liabilities:
Other assets	28,659	5,502
Accounts payable and accrued expenses	(151,519)	151,663
Net cash used in operating activities	(3,029,671)	(1,747,462)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(93,303)	(30,600)
Net cash used in investing activities	(93,303)	(30,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement, net of issuance costs	1,118,634	—
Proceeds from issuance of PPP note payable	368,780	—
Net cash provided by financing activities	1,487,414	—

Net decrease in cash and cash equivalents	(1,635,560)	(1,778,062)

Cash and cash equivalents at beginning of period	3,122,134	6,553,768

Cash and cash equivalents at end of period	$1,486,574	$4,775,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODULAR MEDICAL, INC.
F/K/A BEAR LAKE RECREATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Modular Medical, Inc. (the Company) was incorporated in Nevada in October 1998 under the name Bear Lake Recreation, Inc. The Company had no material business operations from 2002 until approximately 2017, when it acquired all of the issued and outstanding shares of Quasuras, Inc., a Delaware corporation (Quasuras). As the major shareholder of Quasuras retained control of both the Company and Quasuras, the share exchange was accounted for as a reverse merger. As such, the Company recognized the assets and liabilities of Quasuras acquired in the reverse merger at their historical carrying amounts. Prior to the acquisition of Quasuras and, since at least 2002, the Company was a shell company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the Exchange Act). In June 2017, the Company changed its name from Bear Lake Recreation, Inc. to Modular Medical, Inc.

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

Liquidity

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-15, Going Concern, requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management must consider if there are plans that are probable to be implemented, and whether it is probable that the plans will mitigate the conditions or events raising the substantial doubt about the entity’s ability to continue as a going concern. If the substantial doubt is not alleviated after consideration of management’s plans, the entity must include a statement in the notes to the financial statements indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued including: 1) the principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, 2) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and 3) management’s plans to attempt to mitigate the conditions or events causing the substantial doubt about the entity’s ability to continue as a going concern.

The Company expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and subsequent commercialization of its product. The Company expects that its research and development and general and administrative expenses will continue to increase, and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise additional capital, through the sale of additional equity or debt securities, to support its future operations. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. As discussed in note 4, the Company is currently pursuing additional equity financing through a private placement of its common stock. In addition, the Company obtained a loan from Silicon Valley Bank in April 2020 (see note 3).

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months and six months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending March 31, 2021 or for any other future period.

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

Property & Equipment

Property and equipment are originally recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation is recorded in operating expenses in the condensed consolidated statements of operations. Leasehold improvements and assets acquired through capital leases are amortized over the shorter of their estimated useful life or the lease term, and amortization is recorded in operating expenses in the condensed consolidated statements of operations.

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

Per-Share Amounts

Basic net loss per share is computed by dividing loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. For the six months ended September 30, 2020 and 2019, outstanding options to purchase 3,480,088 and 1,630,394 shares of common stock, respectively, were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended September 30, 2020 and 2019, the Company’s comprehensive loss was the same as its net loss.

NOTE 2 – LEASES

Effective April 1, 2019, the Company adopted ASU No. 2016-02, Leases (ASC 842), and related ASUs, as amended, using the alternative transition method, which allowed the Company to initially apply the new lease standard at the adoption date (the “effective date method”). In January 2020, the Company executed a lease for a new, larger corporate facility in San Diego, California and paid a $100,000 security deposit. The 39-month lease term commenced April 1, 2020, and the lease provides for an initial monthly rent of approximately $12,400 with annual rent increases of approximately 3%. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs. The right-to-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. A discount rate of 11%, which approximated the Company’s incremental borrowing rate, was used to measure the lease asset and liability. Lease expense is recognized on a straight line basis over the lease term.

The Company obtained a right-of-use asset of $270,950 in exchange for its obligations under the operating lease. The landlord also provided a lease incentive of approximately $139,000, which was paid to the Company in June 2020, for the Company to make improvements to the leased space.

Future minimum payments under the facility operating lease, as of September 30, 2020, are listed in the table below.

Operating
Annual Fiscal Years	lease
2021	$74,478
2022	153,432
2023	158,028
2024	40,692
Less:
Imputed interest	(61,162)
Present value of lease liabilities	$365,468

Cash paid for amounts included in the measurement of lease liabilities was $49,652 for the six months ended September 30, 2020. Rent expense was $26,884 and $9,000 for the three months ended September 30, 2020 and 2019, respectively, and $53,768 and $18,000 for the six months ended September 30, 2020 and 2019, respectively.

NOTE 3 – NOTE PAYABLE

On April 24, 2020, the Company received a $368,780 unsecured loan (the PPP Note) under the Paycheck Protection Program (the PPP), which was established under the U.S. government’s Coronavirus Aid, Relief, and Economic Security Act. The PPP Note to the Company was made through Silicon Valley Bank (the Lender), and the Company entered into a U.S. Small Business Administration Paycheck Protection Program Note (the Agreement) with the Lender evidencing the PPP Note.

The full amount of the PPP Note is due in April 2022. Interest will accrue on the outstanding principal balance of the PPP Note at a fixed rate of 1.0% per annum, which shall be deferred for the first six months of the term of the PPP Note. Monthly payments will be due and payable beginning in February 2021 and continue each month thereafter until maturity of the PPP Note. The Company may prepay principal of the PPP Note at any time in any amount without penalty. The Agreement contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties or provisions of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company.

In October 2020, the Company applied to the Lender for forgiveness of the PPP Note. No assurance is provided that the Company will obtain forgiveness of the PPP Note in whole or in part.

NOTE 4 – STOCKHOLDERS’ EQUITY

Private Placement

In March 2020, the Company initiated a private placement of shares of its common stock (the 2020 Placement). As of September 30, 2020, the Company had sold 729,897 shares of common stock, at a purchase price of $2.87 per share, for aggregate proceeds of $2,094,806. The Company had recorded $924,000 of the proceeds as common stock issuable in the stockholders’ equity section of the consolidated balance sheet at March 31, 2020 for 321,950 shares that were issued by the Company during the quarter ended June 30, 2020. Under the terms of the common stock purchase agreements between the Company and the investors, the Company must use commercially reasonable efforts to file a registration statement with the SEC within 90 days of the closing of the 2020 Placement to register for resale the shares of common stock sold.

In October 2020, the Company sold an additional 125,000 shares of common stock for proceeds of $358,750.

NOTE 5 – STOCK-BASED COMPENSATION

2017 Equity Incentive Plan

In October 2017, the Company’s board of directors (the Board) approved the 2017 Equity Incentive Plan (the Plan) with 3,000,000 shares of common stock reserved for issuance. In January 2020, the Board approved an increase in the number of shares reserved for issuance under the Plan by 1,000,000 shares. Under the Plan, eligible employees, directors and consultants may be granted a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards and restricted stock units. The Plan is administered by the Board or, in the alternative, a committee designated by the Board.

Stock-Based Compensation Expense

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant date fair value. The unamortized compensation cost, as of September 30, 2020, was $2,568,504 related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 2.28 years.

During the six months ended September 30, 2020, the Company granted options to purchase 302,976 shares of its common stock to employees, directors and consultants. The options had 10-year terms, and 10,476 options vested immediately when granted. The fair value of the options was determined to be $720,205 of which $159,671 was recorded as stock-based compensation expense and included in the condensed consolidated statement of operations for the six months ended September 30, 2020.

The following assumptions were used in the fair value method calculations:

Six Months Ended September 30
	2020	2019
Risk-free interest rates	.28% - .37%	1.35% - 2.41%
Volatility	88% - 128%	97% - 102%
Expected life (years)	5.0 - 6.0	5.0 - 6.0
Dividend yield	—	—

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

A summary of stock option activity under the Plan is presented below:

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at March 31, 2020	822,055	3,177,945	$1.58
Options granted	(230,476)	230,476	2.88
Options cancelled and returned to the Plan	833	(833)	2.25
Balance at June 30, 2020	592,412	3,407,588	1.67
Options granted	(72,500)	72,500	2.87
Balance at September 30, 2020	519,912	3,480,088	1.70

There were no stock options exercised during the six months ended September 30, 2020 and 2019.

The following table summarizes the range of outstanding and exercisable options as of September 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$0.66 - $3.16	3,480,088	8.67	$1.70	1,685,950	$1.00	$—

The intrinsic value per share is calculated as the excess of the closing price of the common stock on the Company’s principal trading market over the exercise price of the option at September 30, 2020.

The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the six months ended September 30, 2020 and 2019, there were no such tax benefits associated with the exercise of stock options.

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2016 to 2019 may be subject to examination by the U.S. federal and state tax authorities.  As of September 30, 2020, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 7 – RELATED PARTY TRANSACTION

During fiscal 2020, the Company entered into consulting agreements with a member of its board of directors. The most recent consulting agreement was terminated in March 2020. At September 30, 2020, the Company had an outstanding payable to the director of $5,585, which was included in accounts payable in the condensed consolidated balance sheet.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the six months ended September 30, 2020 and 2019 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements, and no claims for payment have been made under such agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (this Report). This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our proposed product, strategy, competition, expected financial performance, capital position and capital raising efforts, and other aspects of our business identified in our most recent Annual Report on Form 10-K for the year ended March 31, 2020 (the 2020 10-K) filed with the Securities and Exchange Commission on June 29, 2020 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about, among other items, our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our 2020 10-K. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors including, without limitation, the direct and indirect effects of COVID-19, and related issues that may arise therefrom and/or be related thereto. Many of those factors are outside of our control and could cause actual results to differ materially from those expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

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

We have completed development of, but have not yet obtained U.S. Food and Drug Administration, or FDA, clearance for, our insulin pump, and we have therefore not generated any revenues from product sales. Our net losses were approximately $3.7 million and $5.3 million for the six months ended September 30, 2020 and year ended March 31, 2020, respectively. As of September 30, 2020, we had working capital of approximately $0.8 million and an accumulated deficit of approximately $12.3 million.

Historically, we have financed our operations principally through private placements of our common stock. Based on our current operating plan, substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 1 of this Report are issued exists. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities, to support our future operations. If we are unable to secure additional capital, we will be required to curtail our research and development initiatives and take additional measures to reduce costs. We have provided additional disclosure in Note 1 to the condensed consolidated financial statements and under Liquidity and Capital Resources below.

Impacts of COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020. This has negatively affected the U.S. and global economy, disrupted global supply chains, significantly restricted travel and transportation, resulted in mandated closures and orders to “shelter-in-place” and created significant disruption of the financial markets. The full extent of the COVID-19 impact on our operational and financial performance will depend on future developments, including, without limitation, the duration and spread of the pandemic and related actions taken by U.S. and foreign government agencies to prevent disease spread, all of which are uncertain, out of our control, and cannot be predicted.

In March 2020, Santa Diego County in California, where we are based, and the state of California issued “shelter-in-place” orders (the Orders). We have been complying with the Orders and have minimized business activities at our San Diego facility. We have implemented a teleworking policy for our employees and contractors to minimize on-site activity at our facility. We have experienced longer lead times for certain components used to manufacture initial quantities of our products for our product-approval submission to the FDA, which is expected to occur in the first half of calendar year 2021. In addition, our teleworking policy, which was required to comply with the Orders, has required us to minimize the number of our employees and contractors that are working on site at our facility at any one time. We have implemented a COVID-19 policy and related protocols and procedures, which are based on guidance from the U.S. government’s Centers for Disease Control and Prevention and San Diego County, to address the health and safety of our employees and their families.

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

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. We were recently able to raise additional capital in a private placement and received a $368,780 unsecured loan (the PPP Note) under the Paycheck Protection Program (the PPP), which was established under the U.S. government’s Coronavirus Aid, Relief, and Economic Security Act (see discussion below under Liquidity and Capital Resources). However, we need to raise additional capital to support our operations in the future. We may be unable to access the capital markets or additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

For additional information on risks that could impact our future results, please refer to “Risk Factors” in Part II, Item 1A of this Report.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2020. As of September 30, 2020, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	September 30,		Change
	2020	2019	2019 to 2020
Research and development – Three months ended	$1,092,665	$633,241	$459,424	72.6%
Research and development – Six months ended	$2,063,480	$1,337,025	$726,455	54.3%

Our research and development expenses include personnel, consulting, tooling and other costs associated with the development of our insulin pump product. We expense research and development costs as they are incurred.

Research and development, or R&D, expenses increased for the three months ended September 30, 2020 primarily due to increased engineering and manufacturing personnel and consulting costs, as we have increased our development and manufacturing activities. R&D expenses increased for the six months ended September 30, 2020 primarily due to increased engineering and manufacturing personnel and consulting costs, partially offset by a decrease in stock-based compensation expenses. Our R&D employee headcount increased to 15 at September 30, 2020 from four at September 30, 2019. R&D expenses included non-cash, stock-based compensation expenses of $101,915 and $70,882 for the three months ended September 30, 2020 and 2019, respectively, and $205,640 and $251,469 for the six months ended September 30, 2020 and 2019, respectively. We expect R&D expenses to continue to increase for the remainder of fiscal 2021, as we continue to advance the development of our pump product and develop an initial low-volume manufacturing process.

General and Administrative

	September 30,		Change
	2020	2019	2019 to 2020
General and administrative – Three months ended	$766,513	$524,100	$242,413	46.3%
General and administrative – Six months ended	$1,669,910	$958,556	$711,354	74.2%

General and administrative expenses consist primarily of personnel and related overhead costs for facilities, marketing, finance, human resources and general management.

General and administrative, or G&A, expenses, increased for the three and six months ended September 30, 2020 primarily as a result of increased personnel costs, stock-based compensation expenses and facilities costs. Our G&A headcount increased to four at September 30, 2020 from two at September 30, 2019. G&A expenses included stock-based compensation expenses of $198,689 and $85,473 for the three months ended September 30, 2020 and 2019, respectively, and $439,680 and $99,314 for the six months ended September 30, 2020 and 2019, respectively. We expect G&A expenses to decrease for the remainder of fiscal 2021.

Interest Income

	September 30,		Change
	2020	2019	2019 to 2020
Interest income – Three months ended	$49	$9,775	$(9,925)	(99.5%)
Interest income – Six months ended	$104	$25,817	$(25,713)	(99.6%)

Interest income consists of interest earned on our cash deposits. The decrease in interest income for fiscal 2021 compared with the same periods for fiscal 2020 was primarily attributable to a reduction in interest rates in fiscal 2021 combined with lower average cash balances during fiscal 2021.

Liquidity and Capital Resources

As a development-stage enterprise, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with R&D activities and G&A expenses associated with our operations. For the six months ended September 30, 2020, we incurred a net loss of approximately $3.7 million. For the years ended March 31, 2020 and 2019, we incurred net losses of approximately $5.3 million and approximately $2.5 million, respectively. At September 30, 2020, we had a cash balance of approximately $1.5 million and an accumulated deficit of approximately $12.3 million. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the issuance date of the financial statements included in Item 1 of this Report. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our future operations, and we are currently seeking such additional financing. As discussed in Note 4 to our condensed consolidated financial statements in Item 1 of this Report, we are currently pursuing additional equity financing through a private placement of our common stock. In addition, we obtained a $368,780 loan (the PPP Note) from Silicon Valley Bank in April 2020 under the U.S. Small Business Administration Paycheck Protection Program (the PPP). The full amount of the PPP Note is due in April 2022, and interest will accrue on the outstanding principal balance of the PPP Note at a fixed rate of 1.0% per annum, which shall be deferred for the first six months of the term. Monthly payments will be due and payable beginning in November 2020 and continue each month thereafter until maturity. We have applied to have the PPP Note forgiven, as permitted under the terms of the PPP. No assurance is provided that we will obtain forgiveness of the PPP Note in whole or in part, but we believe we have used the proceeds in accordance with the PPP to qualify for forgiveness of the PPP Note.

Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities, including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offering. If we are unable to secure additional capital, we will be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

For the six months ended September 30, 2020, we used $3,029,671 in operating activities, which primarily resulted from our net loss of $3,734,886 and changes to operating assets and liabilities of $122,860, as adjusted for stock-based compensation expenses of $645,320, depreciation and amortization expenses of $52,314, net changes in lease assets and liabilities of $130,441. For the six months ended September 30, 2019, we used $1,747,462 in operating activities, which primarily resulted from our net loss of $2,269,764, which was partially offset by changes to operating assets and liabilities of $157,165, and adjusted for non-cash charges, which included stock-based compensation expenses of $350,783 and depreciation and amortization expenses of $14,354.

For the six months ended September 30, 2020, cash used in investing activities of $93,303 was due to the purchase of property and equipment. We used $30,600 of cash to purchase equipment during the six months ended September 30, 2019.

Cash provided by financing activities of $1,487,414 for the six months ended September 30, 2020 was attributable to net proceeds of $1,118,634 from the sale of shares of our common stock in a private placement that was initiated in March 2020 and $368,780 in proceeds from the PPP Note. We had no financing activities during the six months ended September 30, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the six months ended September 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020. This has negatively affected the world economy, disrupted global supply chains, significantly restricted travel and transportation, resulted in mandated closures and orders to “shelter-in-place” and created significant disruption of the financial markets. The extent of the impact on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by  U.S. and foreign government agencies to prevent disease spread, all of which are uncertain, out of our control and cannot be predicted.

We have been complying with county and state orders and have implemented a teleworking policy for our employees and contractors and significantly minimized the number of employees who visit our office. However, a facility closure, work slowdowns or temporary stoppage at our facility or at one of our suppliers could occur, which could have a longer-term impact and could delay our product production and delay the submission of our product for approval by the FDA and affect our ability to conduct business.

If our workforce is unable to work effectively, including because of illness, quarantines, absenteeism, government actions, facility closure, travel restrictions or other restrictions in connection with the COVID-19 pandemic, our operations will be negatively impacted. We may be unable to develop our product, and our costs may increase as a result of the COVID-19 outbreak. The impacts could worsen if there is an extended duration of any COVID-19 outbreak or a resurgence of COVID-19 infection in affected regions after they have begun to experience improvement.

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

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. We have been able to raise capital in a private placement that commenced in March 2020, however, we will need to raise additional capital to support our operations in the future. We may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We initiated a private placement for shares of our common stock in March 2020 (the 2020 Placement). Since March 2020, to date, we have sold 854,897 shares of our common stock at a purchase price of $2.87 per share in the 2020 Placement, which has resulted in gross proceeds to us of approximately $2.45 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Document

4.1	2017 Equity Incentive Plan, as amended
31.1	Certification of Paul M. DiPerna pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Paul M. DiPerna pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date: November 6, 2020	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
(principal executive, financial and accounting officer)
18