Form 10-Q
period 2020-12-31
Modular Medical, Inc.
filed 2021-02-12
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-49671

MODULAR MEDICAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0620495
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 18,832,648 as of February 11, 2021.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Balance Sheets

	December 31, 2020 (Unaudited)	March 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$596,542	$3,122,134
Other current assets	48,196	64,159
TOTAL CURRENT ASSETS	644,738	3,186,293

Property and equipment, net	328,832	301,308
Right of use asset, net	217,956	270,950
Security deposit	100,000	100,000
TOTAL NON-CURRENT ASSETS	646,788	672,258

TOTAL ASSETS	$1,291,526	$3,858,551

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$207,308	$367,019
Accrued expenses	308,149	202,160
Short-term lease liability	121,012	92,214
PPP note payable, current	184,390	—
TOTAL CURRENT LIABILITIES	820,859	661,393

LONG-TERM LIABILITIES
Long-term lease liability	217,030	178,736
Bonus payable	70,000	140,000
PPP note payable	184,390	—
TOTAL LONG-TERM LIABILITIES	471,420	318,736

TOTAL LIABILITIES	1,292,279	980,129

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 18,832,648 shares issued and outstanding as of December 31, 2020 and 17,870,261 as of March 31, 2020	18,832	17,870
Additional paid-in capital	14,154,880	10,505,592
Common stock issuable	—	923,994
Accumulated deficit	(14,174,465)	(8,569,034)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(753)	2,878,422
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,291,526	$3,858,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Operating expenses
Research and development	$1,086,669	$608,019	$3,150,149	$1,945,043
General and administrative	783,898	527,829	2,453,808	1,486,386
Total Operating Expenses	1,870,567	1,135,848	5,603,957	3,431,429
Loss from operations	(1,870,567)	(1,135,848)	(5,603,957)	(3,431,429)

Other income
Interest income	22	2,331	126	28,148

Loss before income taxes	(1,870,545)	(1,133,517)	(5,603,831)	(3,403,281)

Provision for income taxes	—	—	1,600	—

Net Loss	$(1,870,545)	$(1,133,517)	$(5,605,431)	$(3,403,281)

Net Loss Per Share
Basic and diluted	$(0.10)	$(0.06)	$(0.30)	$(0.19)

Weighted Average Number of Shares Outstanding
Basic and diluted	18,747,112	17,870,261	18,562,577	17,862,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

			Additional	Common
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Equity (Deficit)
Balance as of March 31, 2020	17,870,261	$17,870	$10,505,592	$923,994	$(8,569,034)	$2,878,422
Private placement of common stock	729,897	730	2,041,898	(923,994)	—	1,118,634
Stock-based compensation	—	—	344,716	—	—	344,716
Net loss	—	—	—	—	(1,874,157)	(1,874,157)
Balance as of June 30, 2020	18,600,158	$18,600	$12,892,206	$—	$(10,443,191)	$2,467,615
Stock-based compensation	—	—	300,604	—	—	300,604
Net loss	—	—	—	—	(1,860,729)	(1,860,729)
Balance as of September 30, 2020	18,600,158	$18,600	$13,192,810	$—	$(12,303,920)	$907,490
Private placement of common stock	232,490	232	667,016	—	—	667,248
Stock-based compensation	—	—	295,054	—	—	295,054
Net loss	—	—	—	—	(1,870,545)	(1,870,545)
Balance as of December 31, 2020	18,832,648	18,832	14,154,880	—	(14,174,465)	(753)

			Additional	Common
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Equity
Balance as of March 31, 2019	17,840,261	$17,840	$9,684,578	$19,800	$(3,248,161)	$6,474,057
Shares issued for services	30,000	30	19,770	(19,800)	—	—
Stock-based compensation	—	—	194,428	—	—	194,428
Net loss	—	—	—	—	(1,122,198)	(1,122,198)
Balance as of June 30, 2019	17,870,261	$17,870	$9,898,776	$—	$(4,370,359)	$5,546,287
Stock-based compensation	—	—	156,355	—	—	156,355
Net loss	—	—	—	—	(1,147,566)	(1,147,566)
Balance as of September 30, 2019	17,870,261	$17,870	$10,055,131	$—	$(5,517,925)	$4,555,076
Stock-based compensation	—	—	186,745	—	—	186,745
Net loss	—	—	—	—	(1,133,517)	(1,133,517)
Balance as of December 31, 2019	17,870,261	17,870	10,241,876	—	(6,651,442)	3,608,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
(f/k/a- Bear Lake Recreation, Inc.)
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2020	2019
Net loss	$(5,605,431)	$(3,403,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	940,374	537,528
Depreciation and amortization	82,016	23,840
Amortization of lease right-to-use asset	52,994	—
Change in lease liability	67,092	—
Changes in assets and liabilities:
Other assets and prepaid expenses	15,964	(34,257)
Security deposit	—	3,394
Accounts payable and accrued expenses	(123,722)	95,778
Net cash used in operating activities	(4,570,713)	(2,776,998)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(109,541)	(58,278)
Net cash used in investing activities	(109,541)	(58,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement, net of issuance costs	1,785,882	—
Proceeds from issuance of PPP note payable	368,780	—
Net cash provided by financing activities	2,154,662	—

Net decrease in cash and cash equivalents	(2,525,592)	(2,835,276)

Cash and cash equivalents at beginning of period	3,122,134	6,553,768

Cash and cash equivalents at end of period	$596,542	$3,718,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODULAR MEDICAL, INC.
F/K/A BEAR LAKE RECREATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Modular Medical, Inc. (the Company) was incorporated in Nevada in October 1998 under the name Bear Lake Recreation, Inc. The Company had no material business operations from 2002 until approximately 2017, when it acquired all of the issued and outstanding shares of Quasuras, Inc. (Quasuras), a Delaware corporation. As the major shareholder of Quasuras retained control of both the Company and Quasuras, the share exchange was accounted for as a reverse merger. As such, the Company recognized the assets and liabilities of Quasuras acquired in the reverse merger at their historical carrying amounts. Prior to the acquisition of Quasuras and since at least 2002, the Company was a shell company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the Exchange Act). In June 2017, the Company changed its name from Bear Lake Recreation, Inc. to Modular Medical, Inc.

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

The Company expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and subsequent commercialization of its product. The Company expects that its research and development and general and administrative expenses will continue to increase, and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise additional capital, through the sale of additional equity or debt securities, to support its future operations. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. As discussed in note 9, in February 2021, the Company issued convertible promissory notes to investors to fund its operations. In addition, during 2020, the Company obtained additional equity financing through a private placement of its common stock (see note 4), and the Company obtained a loan from Silicon Valley Bank in April 2020 (see note 3).

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months and nine months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending March 31, 2021 or for any other future period.

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

Property & Equipment

Property and equipment are originally recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Depreciation is recorded in operating expenses in the condensed consolidated statements of operations. Leasehold improvements and assets acquired through capital leases are amortized over the shorter of their estimated useful life or the lease term, and amortization is recorded in operating expenses in the condensed consolidated statements of operations.

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

Per-Share Amounts

Basic net loss per share is computed by dividing loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. For the nine months ended December 31, 2020 and 2019, outstanding options to purchase 3,512,588 and 2,526,443 shares of common stock, respectively, were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended December 31, 2020 and 2019, the Company’s comprehensive loss was the same as its net loss.

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

Future minimum payments under the facility operating lease, as of December 31, 2020, are listed in the table below.

Annual Fiscal Years	Operating lease
2021	$37,239
2022	153,432
2023	158,028
2024	40,692
Less:
Imputed interest	(51,349)
Present value of lease liabilities	$338,042

Cash paid for amounts included in the measurement of lease liabilities was $86,891 for the nine months ended December 31, 2020. Rent expense was $26,884 and $7,500 for the three months ended December 31, 2020 and 2019, respectively, and $80,654 and $25,500 for the nine months ended December 31, 2020 and 2019, respectively.

NOTE 3 – NOTE PAYABLE

On April 24, 2020, the Company received a $368,780 unsecured loan (the PPP Note) under the Paycheck Protection Program (the PPP), which was established under the U.S. government’s Coronavirus Aid, Relief, and Economic Security Act. The PPP Note to the Company was made through Silicon Valley Bank (the Lender), and the Company entered into a U.S. Small Business Administration (SBA) Paycheck Protection Program Note (the Agreement) with the Lender evidencing the PPP Note.

The full amount of the PPP Note is due in April 2022. Interest accrues on the outstanding principal balance of the PPP Note at a fixed rate of 1.0% per annum. Monthly payments will be due and payable beginning in September 2021 and continue each month thereafter until maturity of the PPP Note. The Company may prepay principal of the PPP Note at any time in any amount without penalty. The Agreement contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties or provisions of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company.

In October 2020, the Company applied to the Lender for forgiveness of the PPP Note, and the Lender submitted the Company’s forgiveness application to the SBA to be processed. No assurance is provided that the Company will obtain forgiveness of the PPP Note in whole or in part.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

Private Placement

In March 2020, the Company initiated a private placement of shares of its common stock (the 2020 Placement). As of December 31, 2020, the Company had sold 962,387 shares of common stock, at a purchase price of $2.87 per share, for gross proceeds of $2,762,054. Under the terms of the common stock purchase agreements between the Company and the investors, the Company must use commercially reasonable efforts to file a registration statement with the SEC within 90 days of the closing of the 2020 Placement to register for resale the shares of common stock sold.

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

Stock-Based Compensation Expense

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant date fair value. The unamortized compensation cost at December 31, 2020, was $2,354,079 related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 2.06 years.

During the nine months ended December 31, 2020, the Company granted options to purchase 355,476 shares of its common stock to employees, directors and consultants. The options had 10-year terms, and 10,476 options vested immediately when granted. The fair value of the options was determined to be $825,838 of which $223,878 was recorded as stock-based compensation expense and included in the condensed consolidated statement of operations for the nine months ended December 31, 2020.

The following assumptions were used in the fair value method calculations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Risk-free interest rates	.38%	1.51% - 1.69%	.28% - .38%	1.34% - 2.41%
Volatility	87%	87% - 96%	87% - 127%	87% - 102%
Expected life (years)	5.2 - 5.7	5.0 - 6.0	5.0 - 6.0	5.0 - 6.0
Dividend yield	—	—	—	—

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

A summary of stock option activity under the Plan is presented below:

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at March 31, 2020	822,055	3,177,945	$1.58
Options granted	(230,476)	230,476	2.88
Options cancelled and returned to the Plan	833	(833)	2.25
Balance at June 30, 2020	592,412	3,407,588	1.67
Options granted	(72,500)	72,500	2.87
Balance at September 30, 2020	519,912	3,480,088	1.70
Options granted	(52,500)	52,500	2.87
Options cancelled and returned to the Plan	20,000	(20,000)	2.25
Balance at December 31, 2020	487,412	3,512,588	1.71

There were no stock options exercised during the nine months ended December 31, 2020 and 2019.

The following table summarizes the range of outstanding and exercisable options at December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$0.66 - $3.16	3,512,588	8.44	$1.71	1,927,052	$1.16	$4,036,117

The intrinsic value per share is calculated as the excess of the closing price of the common stock on the Company’s principal trading market over the exercise price of the option at December 31, 2020. The Company’s common stock has minimal trading volume, and the closing price is not necessarily representative of the fair value.

The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the nine months ended December 30, 2020 and 2019, there were no such tax benefits associated with the exercise of stock options.

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2016 to 2019 may be subject to examination by the U.S. federal and state tax authorities.  As of December 31, 2020, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 7 – RELATED PARTY TRANSACTION

During fiscal 2020, the Company entered into consulting agreements with a member of its board of directors. The most recent consulting agreement was terminated in March 2020. At December 31, 2020, the Company had an outstanding payable to the director of $5,585, which was included in accounts payable in the condensed consolidated balance sheet.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the nine months ended December 31, 2020 and 2019 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements, and no claims for payment have been made under such agreements.

NOTE 9 – SUBSEQUENT EVENT

On February 8, 2021, the Company sold $1,100,000 of convertible promissory notes (the Notes) in a private placement transaction effected pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended. The Notes bear interest at an annual rate of 12%, and interest is accrued or payable monthly in cash. The Notes mature on September 30, 2021 (the Maturity Date) and may not be prepaid prior to the Maturity Date.

The aggregate principal amount of the Notes plus accrued but unpaid interest thereon shall automatically convert upon the closing of an offering of the Company’s equity securities to investors or a strategic corporate investor resulting in aggregate gross proceeds to the Company of at least $5,000,000 (excluding conversion of the Notes or other convertible securities issued for capital raising purposes) (a Qualified Financing). In the event of a Qualified Financing, all such outstanding principal and accrued interest shall convert into the same equity securities purchased by and on the same terms and conditions as the other investors in such Qualified Financing at a conversion price equal to 80% (a 20% discount) of the lowest price paid per unit or share by investors in the Qualified Financing. In the event that additional bridge financing is obtained by the Company, the Notes shall convert into the same securities and on the same terms and conditions as the other investors therein and all such purchases will be treated as one, single round of financing going forward.

At any time on or following the Maturity Date, the holders of the Notes may demand repayment of the Notes, and the Company shall repay the outstanding aggregate principal amount plus accrued but unpaid interest thereon. The holders of the Notes, however, retain the right for 30 days after the Maturity Date to convert all or part of the aggregate principal amount plus accrued but unpaid interest on the Notes into the Company’s common stock at the conversion price of $2.87 per share or at a 20% discount to any financing consummated during the 30-day period following the Maturity Date.

If a Qualified Financing has not occurred immediately prior to the consummation of a Change of Control (as defined below), the Note holders shall have the option of either (i) converting all or any portion of the aggregate principal amount of the Notes plus accrued but unpaid interest thereon into common stock of the Company at a conversion price equal to $2.87 per share or (ii) having the Company repay the aggregate principal amount of the Notes and accrued but unpaid interest. The term “Change of Control” means (i) a consolidation or merger of the Company with or into any other corporation or other entity or person, or any other corporate reorganization, other than any such consolidation, merger or reorganization in which the shares of capital stock of the Company immediately prior to such consolidation, merger or reorganization continue to represent a majority of the voting power of the surviving entity immediately after such consolidation, merger or reorganization; (ii) any transaction or series of related transactions to which the Company is a party in which in excess of 50% of the Company’s voting power is transferred; (iii) the sale or transfer of all or substantially all of the Company’s assets, or the exclusive license of all or substantially all of the Company’s material intellectual property; or (iv) the dissolution and winding up of the Company.

The Company’s chairman and chief executive officer and an existing investor, which is represented by a member of the Company’s board of directors, purchased the $1,100,000 aggregate principal amount of the Notes. The private placement of the Notes was approved by the Company’s disinterested directors.

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

We have substantially completed development of, but have not yet obtained U.S. Food and Drug Administration, or FDA, clearance for, our insulin pump, and we have therefore not generated any revenues from product sales. Our net losses were approximately $5.6 million and $5.3 million for the nine months ended December 31, 2020 and year ended March 31, 2020, respectively. As of December 31, 2020, we had a negative working capital of approximately $0.2 million and an accumulated deficit of approximately $14.2 million.

Historically, we have financed our operations principally through private placements of our common stock. Based on our current operating plan, substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 1 of this Report are issued exists. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities, to support our future operations. If we are unable to secure additional capital, we will be required to curtail our research and development initiatives and take additional measures to reduce costs. We have provided additional disclosure in Note 1 of the notes to the condensed consolidated financial statements and under Liquidity and Capital Resources below.

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

In March 2020, San Diego County in California, where we are based, and the state of California issued “shelter-in-place” orders (the Orders). We have been complying with the Orders and have minimized business activities at our San Diego facility. We have implemented a teleworking policy for our employees and contractors to minimize on-site activity at our facility. We have experienced longer lead times for certain components used to manufacture initial quantities of our products for our product-approval submission to the FDA, which is expected to occur in the first half of calendar year 2021. In addition, our teleworking policy, which was required to comply with the Orders, has required us to minimize the number of our employees and contractors that are working on site at our facility at any one time. We have implemented a COVID-19 policy and related protocols and procedures, which are based on guidance from the U.S. government’s Centers for Disease Control and Prevention and San Diego County, to address the health and safety of our employees and their families.

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

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. We have been able to raise additional capital in a private placement that commenced in March 2020 and received a $368,780 unsecured loan (the PPP Note) under the Paycheck Protection Program (the PPP), which was established under the U.S. government’s Coronavirus Aid, Relief, and Economic Security Act (see discussion below under Liquidity and Capital Resources). However, we need to raise additional capital to support our operations. We may be unable to access the capital markets or additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

For additional information on risks that could impact our future results, please refer to “Risk Factors” in Part II, Item 1A, of this Report.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in note 1 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2020. As of December 31, 2020, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	December 31,		Change
	2020	2019	2019 to 2020
Research and development – Three months ended	$1,086,669	$608,019	$478,650	78.7%
Research and development – Nine months ended	$3,150,149	$1,945,043	$1,205,106	62.0%

Our research and development expenses include personnel, consulting, tooling and other costs associated with the development of our insulin pump product. We expense research and development costs as they are incurred.

Research and development, or R&D, expenses increased for the three months ended December 31, 2020 primarily due to increased engineering and manufacturing personnel and consulting costs, as we have increased our development and manufacturing activities.

R&D expenses increased for the nine months ended December 31, 2020 primarily due to increased engineering and manufacturing personnel and consulting costs. Our R&D employee headcount increased to 15 at December 31, 2020 from eight at December 31, 2019. R&D expenses included non-cash, stock-based compensation expenses of $96,127 and $66,314 for the three months ended December 31, 2020 and 2019, respectively, and $301,767 and $317,783 for the nine months ended December 31, 2020 and 2019, respectively. We expect R&D expenses to decrease for the remainder of fiscal 2021, as we intend to closely manage our expenses and reduce certain expenditures.

General and Administrative

	December 31,		Change
	2020	2019	2019 to 2020
General and administrative – Three months ended	$783,898	$527,829	$256,069	48.5%
General and administrative – Nine months ended	$2,453,808	$1,486,386	$967,422	65.1%

General and administrative expenses consist primarily of personnel and related overhead costs for facilities, marketing, finance, human resources and general management.

General and administrative, or G&A, expenses, increased for the three and nine months ended December 31, 2020 primarily as a result of increased personnel costs, stock-based compensation expenses and facilities costs, partially offset by reduced consulting and professional services expenses. Our G&A employee headcount increased to four at December 31, 2020 from two at December 31, 2019. G&A expenses included stock-based compensation expenses of $198,926 and $120,431 for the three months ended December 31, 2020 and 2019, respectively, and $638,607 and $219,745 for the nine months ended December 31, 2020 and 2019, respectively. We expect G&A expenses to decrease for the remainder of fiscal 2021, as we intend to closely manage our expenses and reduce certain expenditures.

Interest Income

	December 31,		Change
	2020	2019	2019 to 2020
Interest income – Three months ended	$22	$2,331	$(2,309)	(99.1%)
Interest income – Nine months ended	$126	$28,148	$(28,022)	(99.6%)

Interest income consists of interest earned on our cash deposits. The decrease in interest income for fiscal 2021 compared with the same periods for fiscal 2020 was primarily attributable to a reduction in interest rates in fiscal 2021 combined with lower average cash balances during fiscal 2021.

Liquidity and Capital Resources

As a development-stage enterprise, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with R&D activities and G&A expenses associated with our operations. For the nine months ended December 31, 2020, we incurred a net loss of approximately $5.6 million. For the years ended March 31, 2020 and 2019, we incurred net losses of approximately $5.3 million and approximately $2.5 million, respectively. At December 31, 2020, we had a cash balance of approximately $0.6 million and an accumulated deficit of approximately $14.2 million. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the issuance date of the financial statements included in Item 1 of this Report. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our current and future operations, and we are currently seeking such additional financing. As discussed in the notes to our condensed consolidated financial statements in Item 1 of this Report, during 2020, we obtained additional equity financing through a private placement of our common stock. In addition, we obtained a $368,780 loan (the PPP Note) from Silicon Valley Bank in April 2020 under the U.S. Small Business Administration Paycheck Protection Program (the PPP). The full amount of the PPP Note is due in April 2022, and interest accrues on the outstanding principal balance of the PPP Note at a fixed rate of 1.0% per annum. Monthly payments will be due and payable beginning in September 2021 and continue each month thereafter until maturity. In October 2020, we applied to have the PPP Note forgiven, as permitted under the terms of the PPP. No assurance is provided that we will obtain forgiveness of the PPP Note in whole or in part, but we believe we have used the proceeds in accordance with the PPP to qualify for forgiveness of the PPP Note. As disclosed in the notes to the condensed consolidated financial statements in Item 1 of this Report, in February 2021, we issued $1.1 million aggregate principal amount of convertible promissory notes.

Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities, including those related to our FDA submission and working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offering. If we are unable to secure additional capital, we will be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

For the nine months ended December 31, 2020, we used $4,570,713 in operating activities, which primarily resulted from our net loss of $5,605,431 and changes to operating assets and liabilities of $107,758, as adjusted for stock-based compensation expenses of $940,374, depreciation and amortization expenses of $82,016, net changes in lease assets and liabilities of $120,085. For the nine months ended December 31, 2019, we used $2,776,998 in operating activities, which primarily resulted from our net loss of $3,403,281, which was partially offset by changes to operating assets and liabilities of $64,915, and adjusted for non-cash charges, which included stock-based compensation expenses of $537,528 and depreciation and amortization expenses of $23,840.

For the nine months ended December 31, 2020, cash used in investing activities of $109,541 was due to the purchase of property and equipment. We used $58,278 of cash to purchase equipment during the nine months ended December 31, 2019.

Cash provided by financing activities of $2,154,662 for the nine months ended December 31, 2020 was attributable to net proceeds of $1,785,882 from the sale of shares of our common stock in a private placement that was initiated in March 2020 and $368,780 in proceeds from the PPP Note. We had no cash flows related to financing activities during the nine months ended December 31, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the nine months ended December 31, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We initiated a private placement for shares of our common stock in March 2020 (the 2020 Placement). Since March 2020, to date, we have sold 962,387 shares of our common stock at a purchase price of $2.87 per share in the 2020 Placement, which has resulted in gross proceeds to us of approximately $2.8 million.

In February 2021, we issued $1.1 million aggregate principal amount of convertible promissory notes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 8, 2021, we sold $1,100,000 of convertible promissory notes (the Notes) in a private placement transaction effected pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended. The Notes bear interest at an annual rate of 12%, and interest is accrued or payable monthly in cash. The Notes mature on September 30, 2021 (the Maturity Date) and may not be prepaid prior to the Maturity Date.

The aggregate principal amount of the Notes plus accrued but unpaid interest thereon shall automatically convert upon the closing of an offering of our equity securities to investors or a strategic corporate investor resulting in aggregate gross proceeds to us of at least $5,000,000 (excluding conversion of the Notes or other convertible securities issued for capital raising purposes) (a Qualified Financing). In the event of a Qualified Financing, all such outstanding principal and accrued interest shall convert into the same equity securities purchased by and on the same terms and conditions as the other investors in such Qualified Financing at a conversion price equal to 80% (a 20% discount) of the lowest price paid per unit or share by investors in the Qualified Financing. In the event that additional bridge financing is obtained by us, the Notes shall convert into the same securities and on the same terms and conditions as the other investors therein and all such purchases will be treated as one, single round of financing going forward.

At any time on or following the Maturity Date, the holders of the Notes may demand repayment of the Notes, and we shall repay the outstanding aggregate principal amount plus accrued but unpaid interest thereon. The holders of the Notes, however, retain the right for 30 days after the Maturity Date to convert all or part of the aggregate principal amount plus accrued but unpaid interest on the Notes into our common stock at the conversion price of $2.87 per share or at a 20% discount to any financing consummated during the 30-day period following the Maturity Date.

If a Qualified Financing has not occurred immediately prior to the consummation of a Change of Control (as defined below), the Note holders shall have the option of either (i) converting all or any portion of the aggregate principal amount of the Notes plus accrued but unpaid interest thereon into our common stock at a conversion price equal to $2.87 per share or (ii) having us repay the aggregate principal amount of the Notes and accrued but unpaid interest. The term “Change of Control” means (i) a consolidation or merger of us with or into any other corporation or other entity or person, or any other corporate reorganization, other than any such consolidation, merger or reorganization in which the shares of our capital stock immediately prior to such consolidation, merger or reorganization continue to represent a majority of the voting power of the surviving entity immediately after such consolidation, merger or reorganization; (ii) any transaction or series of related transactions to which we are a party in which in excess of 50% of our voting power is transferred; (iii) the sale or transfer of all or substantially all of our assets, or the exclusive license of all or substantially all of the our material intellectual property; or (iv) the dissolution and winding up of us.

Our chairman and chief executive officer and an existing investor, which is represented by a member of our board of directors, purchased the $1,100,000 aggregate principal amount of the Notes. The private placement of the Notes was approved by our disinterested directors.

Item 6. Exhibits

Exhibit No.	Description of Document
10.21	Form of Convertible Promissory Note dated February 8, 2021
31.1	Certification of Paul M. DiPerna pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Paul M. DiPerna pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date: February 12, 2021	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
(principal executive, financial and accounting officer)
18