Form 10-K
period 2021-03-31
Modular Medical, Inc.
filed 2021-06-29
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 000-49671

MODULAR MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0620495
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the average of the bid and asked price of the common stock on the OTC Pink Open Market of $0.24 per share, was $1,134,520 as of September 30, 2020.

The number of shares of the registrant’s common stock outstanding, par value $0.001 per share, as of June 25, 2021, was 18,966,148.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2021

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

PART I

ITEM 1. BUSINESS

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Report, refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2021 refers to the fiscal year ended March 31, 2021). Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer to Modular Medical, Inc. and its consolidated subsidiary.

Overview

We are a development stage, medical device company focused on the design, development, and eventual commercialization of an innovative insulin pump to address shortcomings and problems represented by the relatively limited adoption of currently available pumps for insulin-requiring people with diabetes.

Diabetes is typically classified as either type 1 or type 2:

•	Type 1 diabetes is characterized by the body’s nearly complete inability to produce insulin. It is frequently diagnosed during childhood or adolescence. Individuals with type 1 diabetes require daily insulin therapy to survive.

•	Type 2 diabetes represents over 90% of all individuals diagnosed with diabetes and is characterized by the body’s inability to either properly utilize insulin or produce enough insulin. Initially, many people with type 2 diabetes attempt to manage their diabetes with improvements in diet and exercise and/or the use of oral medications and/or injection of glucagon-like peptide-1, or GLP-1, drugs. However, as their diabetes advances, patients progress to require insulin therapies, such as once-daily long-acting insulin, and, ultimately, intensified mealtime rapid-acting insulin therapy.

Glucose, the primary source of energy for cells, must be maintained at certain levels in the blood in order to permit optimal cell function and health. In people with diabetes, blood glucose levels fluctuate between very high, a condition known as hyperglycemia, and very low, a condition called hypoglycemia. Hyperglycemia can lead to serious long-term complications, including blindness, kidney disease, nervous system disease, occlusive vascular diseases, lower-limb amputation, stroke and cardiovascular disease, and death. Hypoglycemia can lead to confusion or loss of consciousness, often requiring a visit to the emergency room or, in certain cases, result in seizures, coma, and death.

The International Diabetes Federation, or IDF, estimates that, in 2019, approximately 460 million people had diabetes worldwide, and, that by 2045, this number will increase to 700 million people. According to the Seagrove 2021 Diabetes Blue Book, approximately 27 million people in the United States have diagnosed diabetes, of which type 1 diabetes accounts for approximately 7%, or approximately 1.8 million people. All people with type 1 diabetes, which is our primary market, require daily insulin. According to the Seagrove 2021 Diabetes Blue Book, approximately 18% of people with type 2 diabetes in the United States, or 4.7 million people, require insulin (basal alone represent 3.1 million and basal plus mealtime represent 1.6 million) to manage their diabetes. In this Report, we refer to people with type 1 diabetes and people with type 2 diabetes who require mealtime insulin as “insulin-requiring people with diabetes.”

Currently, there are two primary therapies available for insulin-requiring people with diabetes: multiple daily insulin injections directly into the body through syringes or insulin pens, referred to as Multiple Daily Injection, or MDI therapy, or the use of an insulin pump to deliver a continuous subcutaneous insulin infusion, or CSII therapy, into the body. Generally, CSII therapy is considered to provide a number of advantages over MDI therapy, primarily an improvement in glycemic control, as measured by certain diabetes management tests. Use of CSII has proven to improve clinical outcomes while, importantly, reducing emergency room visits associated with low glucose.

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

We generally define almost pumpers as persons with insulin-requiring diabetes who are aware of pumps and the potential benefits but, because of the shortcomings, cost, and complexity-of-use problems prevalent in available insulin pumps, continue to receive their daily insulin through MDI therapy.

Our initial target market for our insulin pump is the almost pumper population located in the United States.

Based upon our knowledge of the diabetes industry and information available and/or obtained by us, we believe that an estimated 31% of Americans with type 1 diabetes use insulin pump therapy and an estimated 30% of Americans with type 1 diabetes are whom we classify as almost pumpers. The remainder of the population treat their diabetes via MDI therapy.

Our design and development team is led by Paul DiPerna, our chairman, chief executive officer, and our largest shareholder. Mr. DiPerna has over 30 years of high-level experience in developing, designing, and obtaining U.S. Food and Drug Administration, or FDA, approval for and managing the commercialization of medical devices, including consumer and hospital-based insulin pumps, while working for such industry leading medical device companies as Baxter Healthcare, Inc., or Baxter, a supplier of drug therapies and associated pumping technologies, and Tandem Diabetes Care, Inc., or Tandem, a leading supplier of pumping technology to the existing insulin pumping marketplace, Mr. DiPerna was the founder of Tandem and designer of its initial product.

Our Insulin Pump Prototype

We have designed and developed working prototypes of our low-cost insulin pump that are now undergoing the testing required to submit for FDA approval. During this period, we have, and continue to devote, substantial time and resources to better understand the needs and preferences of almost pumpers to enable us to modify and refine our insulin pump to the needs and preferences of this target market. To help us better understand their needs and preferences, we obtained information about our target market and their care givers through one on one interviews, human factors testing, on-line and in person surveys, and focus groups at industry related tradeshows and conferences.

Pre-Commercialization Steps

While we have substantially completed the general engineering and mechanical aspects of our insulin pump prototype, prior to commercializing, we still must successfully complete a number of material steps including:

•	Continue to modify, refine and finalize our prototype so that it meets:

o	the general needs and preferences of our almost-pumper target market based upon our knowledge of the diabetes industry and information available and/or obtained by us from almost pumpers and their caregivers; and

o	the general guidelines of third-party payors, private and public insurance companies, preferred provider organizations and other managed care providers with particular focus on the guidelines established by the Center for Medicare and Medicaid Services, or CMS which administrates the United States Medicare program, or Medicare. To assist us in making such modifications and refinements, we have retained independent consultants to focus on ensuring that our product satisfies the existing coverage and reimbursement criteria of such third-party payors.

•	Continue to work closely with our regulatory consultants to complete, finalize and file our submission to the FDA for 510(k) clearance and all other documentation necessary to obtain approval of our insulin pump. This will include:

o	engaging the FDA in a pre-submission conference to ensure that we understand and meet the FDA’s requirements, expectations and standards with regard to approval of our product. At this meeting, our team, including our FDA regulatory consultant, received FDA comments and guidance regarding our proposed submission during the pre-market notification period for 510(k) clearance (including any suggested modifications to the device description, indications for use or summary of supporting data contained in the notification);

o	preparing and ensuring that our pre-market notification, which will be part of our FDA submission, demonstrates that our insulin pump, which is substantially equivalent to an insulin pump previously cleared by the FDA and legally marketed to the public; and

o	preparing our submission to the FDA, to include all of the appropriate results of tests (relating to, among other things, user effectiveness, sterility, pump efficiency and shipping compatibility) demonstrating safety and efficacy of our insulin pump in satisfaction of the mandates of the Federal Food, Drug and Cosmetics Act, or the FDCA, including requirements with regard to registration and listing, labeling, medical device reporting and good manufacturing practices. We currently expect to make this submission in the fourth calendar quarter of 2021.

•	Refine our manufacturing process during the submission process to identify and select a manufacturer of our insulin pump through a competitive bidding process, as we prepare for our product introduction;
5

•	Take such actions, if any, as may be required by the FDA as a condition to granting approval and providing 510(k) clearance for our insulin pump; and

•	Hire and retain appropriate sales and marketing personnel to develop, implement and launch a promotional campaign for our insulin pump substantially focused on our target market.

As with any medical device attempting to enter and successfully compete with existing products in an established and competitive marketplace, we will face significant hurdles to accomplish the above steps to commercialization including:

•	Obtaining FDA 510(k) clearance to market and sell our insulin pump to the public;

•	Obtaining any other FDA-required approvals with regard to our product, as required by the FDCA;

•	Educating endocrinologists, physician’s assistants, nurse practitioners and nurse educators, who typically prescribe pump usage, and certified diabetes educators and dieticians, who provide education and guidance to diabetes patients, as to what we believe to be the superior qualities of our product;

•	Demonstrating to select general practitioners, who have historically been skeptical of the heightened support inherent in insulin pumps, our product’s ease of use and convenience;

•	Ensuring that our final product does, in fact, meet the needs of almost-pumpers;

•	Overcoming the historic obstacles and reluctance of almost-pumpers to using insulin pumps to treat their diabetes; and

•	Ensuring that third party payors agree to cover all or a substantial portion of the purchase price and recurring costs of the use of our insulin pump.

We believe that there are a number of shortcomings and issues with currently available insulin pumps that prevent a substantial number of people who require insulin on a daily basis from choosing an insulin pump to treat their diabetes. We believe, that by tailoring our insulin pump to address such factors, we can expand the scope and adoption rate of insulin pump usage. We believe that to achieve broader market acceptance, an insulin pump must be easier to learn to use, be less time consuming to operate, more intuitive to both patients and physicians, and meet the standards for coverage by insurance providers so that co-payments required from patients are affordable and the hurdles to insurance coverage are significantly reduced.

Among the more prominent issues are:

•	Complexity: Many existing pumps are highly complex and require significant technical expertise to use effectively. We believe such pumps were designed for “super users,” who have high levels of motivation and technical competence. The complexity of pumps proves daunting to less technically inclined users.

•	Cumbersome: We believe that a majority of existing pumps are bulky and difficult to manage, in many cases requiring additional equipment to introduce a catheter to the patient’s body and up to 48 inches of tubing, which must be replaced frequently, to connect the catheter to a pump. This requires users to carry spare parts and other equipment adding to the encumbrance of using the pump.

•	Cost: Costs associated with insulin pump therapy are high and can be prohibitive, especially for those on fixed or limited incomes. These costs vary by pump, but multi-thousand-dollar upfront payments, often with substantial co-payments in addition to possible daily co-payments on consumables, can easily place current pumps out of reach for patients. This makes insurance providers hesitant to pay for them, leading to limited or absent reimbursement/coverage and high hurdles for patients to gain access.

Our team has substantial knowledge of the diabetes space and experience in developing, winning approval for, and bringing insulin pumps to market. Based on this experience, we believe that our innovative insulin pump, using a new and proprietary method of pumping insulin, can address most or all of these shortcomings. It provides a state-of-the-art insulin pump capable of both basal (steady flow) and bolus (mealtime dosing) insulin disbursement. It also has been designed considering a natural migration path to multi-chamber/multi-liquid pumps, potentially offering an exciting array of new therapies to patients with diabetes and other conditions. Our goal is to become the leader in expanding access to insulin pump technology to a wider portion of diabetes sufferers and provide not just care for the super users, but “diabetes care for the rest of us.”

Mr. DiPerna, our founder, chairman and chief executive officer, chief financial officer, secretary and treasurer, began his career in approximately 1980 as a mechanical design engineer in the automated test equipment industry before moving in approximately 1989 to a start-up company in the blood separation sciences industry. This company was acquired in approximately 1991 by Baxter. Following such acquisition, he became employed by Baxter and held various positions for approximately 12 years. While at Baxter, Mr. DiPerna led significant projects and initiatives, including leading a team of approximately 50 engineers in developing equipment in the blood separation sciences industry. In approximately 1996, he was promoted to General Manager of Baxter’s business development group to identify expansion opportunities in the medical device industry for Baxter. While holding such position, Mr. DiPerna led a team of approximately 20 personnel responsible for researching custom orthopedics, digital dentistry, and rapid prototyping. In such role, one of his assignments was identifying opportunities in the diabetes industry. As a result, Mr. DiPerna developed an expertise and knowledge and became well known in the diabetes industry and led attempts by Baxter to acquire three then-leading insulin pump manufacturers. In 2003, Mr. DiPerna, using his knowledge and experience acquired at Baxter in the diabetes industry and in the “pump” product business in particular, left Baxter and founded what subsequently became Tandem. While at Tandem, Mr. DiPerna held various positions, including member of the board of directors, chief executive officer, and chief technology officer. Tandem is a medical device company that designs, develops and commercializes products for people with insulin-dependent diabetes. Tandem was founded by Mr. DiPerna to design, develop and commercialize a “state of the art” user-friendly insulin pump. He was the person primarily responsible for the design concept and development of Tandem’s insulin pump, which, after commercial introduction, it is estimated by Mr. DiPerna such insulin pump had a quick ramp up to 5,000 purchasers. In 2011, Mr. DiPerna resigned from his executive officer position and board seat at Tandem and continued to advise the company through 2013. He co-invented a medical device used for blood-borne infection control called the “Curos Cap.” Curos Cap was owned by a private company which was acquired by 3M Corporation in 2015 for $150,000,000. Thereafter, Mr. DiPerna founded Fuel Source Partners, LLC to incubate early stage medical-device products and accumulate technical talent. One of such proposed products was spun-out to Quasuras, Inc., or Quasuras, in March 2015, which we acquired in July 2017. Mr. DiPerna holds a number of issued and pending patents and is a member of the American Diabetes Association. Mr. DiPerna received a Master’s in Engineering Management from Northeastern University and a BS in Mechanical Engineering from the University of Lowell. From January 2017 until July 2019, Mr. DiPerna served at National Cardiac Incorporated as its Chief Executive Officer and as a board member to leverage their technology in the cardiac monitoring space.

The Market

Generally, there are two primary therapies used by people with insulin-requiring diabetes: insulin injections and insulin pumps. Each is designed to supplement or replace the insulin-producing function of the pancreas. MDI therapy involves the use of syringes or insulin pens to inject insulin into the body, as required. Insulin pumps are used to provide a steady flow of insulin (often referred to as continuous subcutaneous insulin infusion or basal rate insulin) and bursts of mealtime insulin (boluses). Insulin pump therapy has been shown to provide people with insulin-requiring diabetes with numerous advantages compared to MDI therapy. The steady flow of insulin and the easier application of mealtime boluses has been shown by numerous clinical studies to result in lower HbA1c (a measure of the amount of glucose in the bloodstream) when compared to MDI therapy. This results in lower rates of hospitalization and a reduction in overall adverse events for people with diabetes.

We believe that the greater efficacy of pumps compared to MDI makes insulin pumps a more optimal choice for persons in managing diabetes, but that the shortcomings and challenges around existing pumps have held back adoption rates.

According to the U.S. Centers for Disease Control and Prevention, or CDC, 2020 National Diabetes Statistics Report in the United States, in 2018, 88 million people, or 1 out of 3 adults, had pre-diabetes, approximately 27 million people had been diagnosed with diabetes and an additional 7 million people had diabetes that was undiagnosed. The CDC also indicated that diabetes was the seventh leading cause of death in the United States in 2017, which according to the CDC, may be underreported. Diabetes was the leading cause of kidney failure, lower-limb amputations, and adult-onset blindness and represented more than $327 billion in medical costs in 2017.

We believe that due to a number of factors, including the large consumption of processed foods and the growing obesity problem in the United States, the number of persons requiring daily administration of insulin will continue to grow at rapid rates.

The category of persons with diabetes requiring daily insulin administration is our target market, and we believe our proposed product has the potential to substantially improve the day to day quality of life of such persons.

The Opportunity

We believe the insulin pump market is large and growing, but, generally, has been poorly served by existing products that have limited the adoption of insulin pumps. We believe an insulin pump having the correct mix of efficiency, reliability, features that are easy to understand and use, and offered at an affordable price point will drive a substantial percentage of “almost-pumpers” to use insulin pumps and persons currently using available, but less than optimal pumps, to switch to such a more desirable product. We believe that such an insulin pump can improve glucose control, and, therefore, the user’s quality of life while substantially mitigating adverse diabetes-related health risks and many, if not all, of the challenges and shortcomings discussed herein.

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

Costs. Existing pumps are expensive, with the more popular models having purchase prices exceeding $4,000 for individuals without health insurance and often require significant patient copays. Others have daily use costs that exceed the reimbursement rates of many health insurance plans, forcing some users to spend thousands of dollars a year in copays. We believe this makes insurers hesitant to pay for pumps for any but their best and most compliant patients and places pumps out of reach for many patients who cannot afford such out of pocket expenses.

Our Solution

Our proposed pump is being designed and developed to address the above shortcomings and to appeal to: (i) the substantial group of “almost-pumpers” who are currently interested in using an insulin pump, but have not done so because of the complexity, cost or cumbersome nature of existing products, and (ii) people who are using one of the currently available insulin pumps but are dissatisfied with such products. We believe that, owing to our new proprietary technology, our proposed insulin pump will be the simplest and least expensive product on the market and the easiest for providers to prescribe.

Our current pump prototype of our proposed pump has been built to test what we believe to be our novel approach to insulin pumps. By providing a pump that we believe will establish industry standards in terms of technology, simplicity to understand, ease of use and price, we believe our proposed pump will offer the vast majority of benefits afforded by more expensive and complex pumps but remain accessible to a substantially greater percentage of diabetes sufferers requiring daily insulin therapy.

We believe people generally will not use technology that intimidates them and physicians are hesitant to prescribe such technology. We believe mass market products, such as is intended for our proposed pump, must be “user friendly” and affordable. We believe this approach is fundamentally different from that applied to the existing pump market today where most pumps are continuously adding complex features and are “user friendly” to only the most technically astute.

Our current goal is to successfully design, develop and obtain all required regulatory approvals for our proposed insulin pump, and, thereafter, commercialize the finished product. Our long-term goal is to become a leading provider of insulin pump therapy by focusing on both consumer and clinical needs.

To achieve our above stated immediate and current goals, we intend to pursue the following business strategies:

Use of innovative proprietary technology.

Based upon Mr. DiPerna’s substantial experience in engineering design and innovative technology in the medical device industry and, in particular, with insulin pumps, we have generated proprietary technology that has been incorporated into our proposed insulin pump. Generally, this technology is involved in the delivery of insulin to the user at the appropriate and necessary times. We believe this technology will greatly assist us in creating a simpler, user-friendly pump. We believe the proposed design, engineering and technology being incorporated into our proposed pump will make it substantially simpler and more affordable than those currently available. These features, together with the safety and reliability of our proposed pump, are designed to create the next generation of insulin pumps that will feature important and well-differentiated attributes compared to those currently available and make it available to consumers across mostly all socioeconomic groups in the United States and around the world.

Keep costs low during our design and development process.

To attempt to ensure that we have sufficient funds to design, develop, and obtain all required regulatory approvals for our proposed insulin pump without having to sacrifice quality and efficiency, we intend to maintain a tight budget and limit expenditures where possible. We believe this will be possible because of the extensive knowledge and experience of Mr. DiPerna, not only in the diabetes industry and more specifically in the insulin pump device market, but also his experience in designing and developing insulin pumps and other medical devices and his ability to manage a small, focused development team. We currently expect that various other expenses, such as product scale up, and sales and marketing costs, will not be incurred until such time as development work is completed and regulatory approvals obtained.

Employ experienced engineers selected, supervised, and led by Mr. DiPerna, a highly experienced and respected engineer and executive in the insulin pump industry.

To attempt to ensure our proposed insulin pump is “state of the art,” functional, and efficient, as well as to conserve funds, substantially all of our employees will initially be hand-picked engineers under the leadership of Mr. DiPerna. We believe that there is a strong pool of engineers with significant applicable experience and knowledge who we will be able to initially employ on a contract and/or outsource basis to help us design and develop our proposed insulin pump. We believe by hiring such persons on an out-source basis, we will save substantial resources and by having Mr. DiPerna lead and focus the team on technological and mechanical aspects of our proposed insulin pump, we believe our team will be well guided, focused, cost efficient, and able to efficiently design and develop our product that we believe can eventually be a competitive and popular choice for people with insulin requiring diabetes.

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

If the FDA requires us to go through a more rigorous examination for our proposed product than we currently expect, we will require substantial additional funding sooner than anticipated and/or our product could be severely delayed, or our efforts ceased. We anticipate that our proposed product will require the 510(k) clearance process.

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

Any delay in, or failure to receive or maintain, clearance or approval for our proposed product under development could prevent us from generating revenue therefrom or achieving profitability. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some customers from using our proposed product and adversely affect our reputation and the perceived safety and efficacy of our proposed product.

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

Employees

As of March 31, 2021, we had 20 employees all of whom are located in the United States, consisting of 16 in research and development and manufacturing operations and 4 in marketing and general and administrative functions.

Competition

Medtronic, Inc., Tandem Diabetes Care, Inc. and Insulet Corporation are all much larger companies with substantially greater resources than us that make similar products for the more sophisticated, technically capable person with diabetes.  We do not intend to directly compete for those individuals with diabetes, instead we intend to offer a simple to use more cost-effective solution to attract the more mainstream patients.

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

As of May 31, 2021, we had six pending U.S. utility patent applications, two pending foreign patent applications and two pending international PCT patent applications on various aspects of our technology, including our proprietary fluid movement technology. There can be no assurance that the pending patent applications will result in the issuance of patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage.

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

The Acquisition. On July 24, 2017, pursuant to a Reorganization and Share Exchange Agreement, by and among the Company, Paul M. DiPerna, the sole officer, director and a controlling stockholder of Quasuras, Messrs. Besser and Frank (Messrs. Besser, Frank and DiPerna, collectively, the 3 Quasuras Shareholders), and Quasuras (the Share Exchange Agreement), we acquired all of the issued and outstanding shares of Quasuras owned by the 3 Quasuras Shareholders, resulting in Quasuras becoming our wholly-owned subsidiary (the Acquisition). Simultaneously with the closing of the Acquisition, Manchester Explorer cancelled the 2,900,000 shares of our common stock purchased in the Control Block Acquisition, Mr. Besser resigned as our president and a director and Mr. Frank resigned as our chief executive officer, chief financial officer, secretary, and treasurer, but remained a director, and Mr. DiPerna was appointed our chairman of the board of directors, chief executive officer, chief financial officer, secretary and treasurer.

In anticipation of the closing of the Acquisition, on June 27, 2017, we changed our name from “Bear Lake Recreation, Inc.” to “Modular Medical, Inc.” and changed our trading symbol from “BLKE” to “MODD.”

On July 28, 2017, we filed a Current Report on Form 8-K, as amended (the Super 8-K), with the Securities and Exchange Commission (the SEC) disclosing the Acquisition and related transactions, and, upon such filing, we ceased being a shell company.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act and to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” Such designation relieves us of some of the disclosure requirements of Regulation S-K.

Available Information

Our website address is www.modular-medical.com. The information in our website is not incorporated by reference into this report.

We file reports with the SEC and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

We are a developmental stage medical device company and have a history of significant operating losses; we expect to continue to incur operating losses, and we may never achieve or maintain profitability.

As a development-stage enterprise, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses in each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. For the years ended March 31, 2021 and 2020, we incurred net losses of approximately $7.4 million and $5.3 million, respectively. At March 31, 2021, we had an accumulated deficit of approximately $15.9 million. As a result, we will need to raise additional capital in the future, which may or may not be available to us at all or only on unfavorable terms.

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

Our audited financial statements for the year ended March 31, 2021 were prepared under the assumption that we would continue as a going concern. However, our independent registered public accounting firm included a “going concern” explanatory paragraph in its report on our financial statements for the year ended March 31, 2021, indicating that, without additional sources of funding, our cash at March 31, 2021 is not sufficient for us to operate as a going concern for a period of at least one year from the date that the financial statements included in this Report are issued. Management’s plans concerning these matters, including our need to raise additional capital, are described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in Item 7 of this Report and in Note 1 to our consolidated financial statements included in Item 8 of this Report. However, we cannot assure you that our plans will be successful. In light of the foregoing, there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We have no revenues and substantial indebtedness, which could adversely affect our business and financial position and, among other things, our ability to raise additional capital and our ability to satisfy our financial obligations.

Because we are a development stage company, we have not and do not anticipate generating any revenues for the foreseeable future. As a result, we are dependent upon our ability to raise capital through sales of our debt and equity securities.

In connection with our private placement completed in May 2021 (the 2021 Placement), we issued $6,560,000 aggregate principal amount of our 12% unsecured convertible promissory notes (the 2021 Notes), with each 2021 Note due 12 months from the issuance date. As a result, we have substantial outstanding debt, which could adversely affect our business and financial position, and, among other things, our ability to raise additional capital and our ability to satisfy our financial obligations, including interest and principal payments on the 2021 Notes. The impact of the indebtedness may include, but may not be limited to, the following:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes;
•	require us to use a substantial portion of any future cash flow from operations and/or capital raised to make debt service payments instead of other business purposes, thereby reducing the amount of any future cash flow and/or capital raised available for future working capital, capital expenditures, acquisitions, or other general business purposes;
•	limit our flexibility to plan for, or react to, changes in our business and industry;
•	place us at a competitive disadvantage compared with our less-leveraged competitors;
•	increase our vulnerability to the impact of adverse economic, competitive, and industry conditions; and
•	increase our cost of borrowing.

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

We have been complying with county and state orders and, until May 2021, had implemented a teleworking policy for our employees and contractors and significantly minimized the number of employees who visit our office. However, a facility closure, work slowdowns or temporary stoppage at one of our manufacturing suppliers could occur, which could have a longer-term impact and could delay our prototype production and ability to conduct business.

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

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. We were recently able to raise additional capital in a private placement that commenced in February 2021, however, we will need to raise additional capital to support our operations in the future. We may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

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

To date, we have no revenue and we have limited cash liquidity and capital resources. We will need additional capital in the near future. Any equity financings will result in dilution and may contain other terms that are not favorable to our then-existing stockholders. We currently have debt financing, and any additional sources of debt financing that we may obtain in the future may result in a high interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we will be required to reduce or curtail operations.

The amount of financing we require will depend on a number of factors, many of which are beyond our control. Our results of operations, financial condition and stock price are likely to be adversely affected if our funding requirements increase or are otherwise greater than we expect.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the testing costs for our insulin pump product and other development activities conducted by us directly, and our ability to successfully conclude the studies and activities and achieve favorable results;
•	our ability to attract future strategic partners to pay for or share costs related to our product development efforts;
•	the costs and timing of seeking and obtaining regulatory clearance and approvals for our product;
•	the costs of filing, prosecuting, maintaining and enforcing any patents and other intellectual property rights that we may have and defending against potential claims of infringement;
•	decisions to hire additional scientific, engineering or administrative personnel or consultants;
•	our ability to manage administrative and other costs of our operations; and
•	the presence or absence of adverse developments in our research program.
13

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

the costs of general and administrative infrastructure required to manage our business and protect corporate assets and shareholder interests.

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

We may not receive the necessary regulatory clearance or approvals for our insulin pump, and failure to timely obtain necessary clearances and/or approvals could harm our then operations, including our ability to commercialize our product.

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
15

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
16

If we fail to achieve superiority over other existing or newly developed products, we may be unable to obtain regulatory approval. If our competitors’ market medical devices that are less expensive, safer or more effective than our insulin pump, or that gain or maintain greater market acceptance, we may not be able to compete effectively. See “Our Business – Competition” below.

We expect to rely on third-party manufacturers and will be dependent on their quality and effectiveness.

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

Our shares of common stock are quoted on the OTCQB Venture Market, and the trading market for our common stock is limited.

Our shares of common stock are traded on the OTCQB Venture Market. There is currently a limited trading market for our common stock, and, prior to 2021, there had been no active trading market for our common stock. While we believe an active trading market for our common stock is developing, there can be no assurance that an active trading market for our common stock will develop, or, even if one develops, it will be sustained.

We do not expect any cash dividends to be paid on our shares of common stock for the foreseeable future.

We have never declared or paid a cash dividend and we do not anticipate declaring or paying dividends on our common stock for the foreseeable future. We expect to use future financing proceeds and earnings, if any, to fund operating expenses. Consequently, shareholders’ only opportunity to achieve a return on their investment is if the price of our stock appreciates and they sell their shares at a profit. We cannot assure shareholders of a positive return on their investment when they sell their shares or that shareholders will not lose the entire amount of their investment.

If the beneficial ownership of our common stock continues to be highly concentrated, it may prevent our shareholders from influencing significant corporate decisions.

As of March 31, 2021, our executive officers, directors and certain persons who may be deemed their affiliates beneficially owned substantially in excess of 50.1% of our issued and outstanding common stock. As a result, such persons may exercise substantial influence over the outcome of corporate actions requiring shareholder approval including, without limitation, the election of directors, certain mergers, consolidations and sales of all or substantially all of our assets or any other significant corporate transactions. Such persons may also vote against a change of control, even if such a change of control would benefit our other shareholders.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete this offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the first sale of shares covered by this prospectus, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior September 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Our common stock may be classified as “penny stock” and trading of our shares may be restricted by the SEC’s penny stock regulations.

Our common stock is traded on the OTCQB Venture Market. Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in transactions involving a “penny stock.” The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common shares may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our common stock. We believe that the penny stock rules may discourage investor interest in and limit the marketability and reduce the level of trading activity of our common shares. The market price of our common stock may suffer as a result.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Currently, our board of directors has the authority to designate and issue up to 5,000,000 shares of our preferred stock without further shareholder approval. In the future, our board of directors could authorize the issuance of one or more series of preferred stock that would grant to holders, among other rights, the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of our preferred shares acquired by such persons, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing shareholders.

We have not held regular annual meetings of shareholders in the past, and if we are required by the Nevada District Court to hold an annual meeting pursuant to Nevada Revised Statutes §78.345(1), it could result in the unanticipated expenditure of funds, time and other Company resources.

Section 2.01 of our Amended Bylaws provides that an annual meeting of shareholders shall be held each year on a date and at a time designated by our board of directors. Section 78.345(1) of the Nevada Revised Statutes provides that, if there is a failure to hold the annual meeting for a period of 18 months after the last election of directors, shareholders owning at least 15% of the voting power of the outstanding common stock may apply to the Nevada district court to order the election of directors. We have not held regular annual meetings of shareholders in the past because approximately 75% of our voting stock is owned by our largest shareholders, thereby making it easy to obtain written consent in lieu of a meeting when necessary. Moreover, handling matters by written consent allows us to save on financial and administrative resources required to prepare for and hold such annual meetings. To our knowledge, no shareholder or director has requested our management to hold such an annual meeting and no shareholder or director has applied to the Nevada district court seeking an order directing us to hold such an annual meeting of shareholders. However, if one or more shareholders or directors were to apply to the Nevada district court seeking such an order, and if the Nevada district court were to order an annual meeting before we were prepared to hold one, the preparation for an annual meeting of shareholders and the meeting itself could result in the unanticipated expenditure of funds, time, and other resources of ours.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely affect the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company, including the requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). In addition, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by the requirements of the SEC or the Sarbanes-Oxley Act. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in identification of additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.

Furthermore, Section 404 of the Sarbanes-Oxley Act and related regulations require our management to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Based on its evaluation, our management concluded that our internal controls over financial reporting were effective as of March 31, 2021. We cannot provide assurance that, in the future, a material weakness or significant deficiency will not exist or otherwise be discovered. If that were to happen, it could harm our operating results and cause shareholders to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our securities.

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

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCQB Venture Market under the trading symbol “MODD.” Trading in shares of our common stock is limited and sporadic. There is no established trading market for shares of our common stock and no assurances can be given that any such trading market will develop or be maintained.

Holders of Record

As of March 31, 2021, we had approximately 100 holders of record of our common stock. This does not include beneficial owners holding common stock in street name. As such, the number of beneficial holders of our shares could be substantially larger than the number of shareholders of record.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plan

In October 2017, our board of directors approved the Amended 2017 Equity Incentive Plan (the 2017 Plan) and reserved 3,000,000 shares of our common stock to be issued thereunder. In January 2020, our board of directors approved an amendment to the 2017 Plan to increase the number of shares reserved for issuance by 1,000,000 shares. The following table shows shares of our common stock authorized for issuance under our 2017 Plan as of March 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
	(a)	(b)	I
Equity compensation plans approved by security holders(1)	3,591,755	$1.75	408,245

(1)	The 2017 Plan allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards. All of our officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan. Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair value on the dates of grant.

Recent Sales of Unregistered Securities

2021 Placement

Between February and May 2021, we issued to accredited investors in the 2021 Placement, $6,610,550 aggregate principal amount of our 12% unsecured convertible promissory notes, due 12 months from each respective issuance date, at par and warrants to purchase in the aggregate 2,285,736 shares of our common stock at an exercise price of $8.00 per share, exercisable for a 5-year period, as provided in such warrants. We intend to use net proceeds from the 2021 Placement for business development, including, without limitation, working capital and general corporate purposes.

Other Transactions

In 2021, we issued a total of 133,500 shares of common stock to three service providers in exchange for services rendered, and, in 2019, we sold 30,000 shares of our common stock to a service provider.

2020 Placement

Between March and December 2020, we sold to accredited investors in a private placement (the 2020 Placement) a total of 962,387 shares of our common stock at a purchase price of $2.87 per share. The 2020 Placement resulted in gross proceeds to us of $2,762,054.

2018 Placement

Between November 2018 and March 2019, we sold to accredited investors in a private placement (the 2018 Placement) a total of 1,856,988 shares of our common stock at a purchase price of $2.25 per share, resulting in gross proceeds to us of $4,142,666.

The above sales of our securities were made pursuant to exemptions from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act. We made such determinations based upon representations by the purchasers of such securities including, without limitation, that such purchasers were “accredited investors” as defined in the Securities Act.

Repurchases of Equity Securities

None

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

We have completed development of, but have not yet obtained U.S. Food and Drug Administration, or FDA, clearance for, our insulin pump, and we have therefore not generated any revenues from product sales. Our net losses were approximately $7.4 million and $5.3 million for the years ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had negative working capital of approximately $1.6 million and an accumulated deficit of approximately $15.9 million.

Historically, we have financed our operations principally through private placements of our common stock, and, more recently, of convertible promissory notes. In May 2021, we completed the 2021 Placement and issued $6,610,550 aggregate principal amount of our convertible promissory notes (the 2021 Notes), at par, and warrants to purchase shares of our common stock. For further discussion of the 2021 Placement and the 2021 Notes, see Notes 3 and 12 to the consolidated financial statements in Item 8 of this Report and below under Liquidity.

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

In March 2020, Santa Diego County in California, where we are based, and the state of California issued “shelter-in-place” orders (the Orders). We have been complying with the Orders and, until May 2021, had minimized business activities at our San Diego facility since March 2020. During that time, we implemented a teleworking policy for our employees and contractors to reduce on-site activity at our facility. We have and continue to experience longer lead times for certain components used to manufacture initial quantities of our products for our submission to the FDA, which is expected to occur in the quarter ending December 31, 2021. We remain diligent in continuing to identify and manage risks to our business given the changing uncertainties related to COVID-19. While we believe that our operations personnel are currently in a position to build an adequate supply of products for our FDA submission, we recognize that unpredictable events could create difficulties in the months ahead. We may not be able to address these difficulties in a timely manner, which could delay our submission to the FDA and negatively impact our business, results of operations, financial condition and cash flows.

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

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

Research and Development

	Years ended March 31,		Year-over-Year Change
	2021	2020	2021 to 2020
Research and development	$4,083,303	$3,034,152	$1,049,151	34.6%

Our research and development expenses include personnel, overhead and other costs associated with the development of our insulin pump product. We expense research and development costs as they are incurred.

Research and development, or R&D, expenses increased in fiscal 2021 compared with fiscal 2020 primarily due to increased engineering and operations personnel and consulting costs. Our R&D employee headcount increased to 17 at March 31, 2021, from 10 at March 31, 2020. R&D expenses included stock-based compensation expenses of $390,045 and $422,625 for fiscal 2021 and fiscal 2020, respectively. We expect R&D expenses to continue to increase in fiscal 2022, as we continue to advance the development of our pump product and develop a low-volume manufacturing process.

General and Administrative

	Years ended March 31,		Year-over-Year Change
	2021	2020	2021 to 2020
General and administrative	$3,253,412	$2,313,870	$939,542	40.6%

General and administrative expenses consist primarily of personnel and related overhead costs for marketing, finance, human resources and general management.

General and administrative expenses, or G&A, increased in fiscal 2021 compared with fiscal 2020 primarily as a result of increased personnel and consulting costs, stock-based compensation expenses and professional services fees related to our financing activities. Our full-time G&A headcount increased to four at March 31, 2021 from two at March 31, 2020. G&A expenses included stock-based compensation expenses of $837,533 and $378,619 for fiscal 2021 and fiscal 2020, respectively. We expect G&A expenses to continue to increase in fiscal 2022, as we commence the commercialization of our product and increase headcount.

Interest Income

	Years ended March 31,		Year-over-Year Change
	2021	2020	2021 to 2020
Interest income	$130	$28,749	$(28,619)	(99.5)%
Interest expense	$39,791	$—	$39,791	—

Interest income consisted of interest earned on our cash deposits. The decrease in interest income for fiscal 2021 compared with fiscal 2020 was primarily attributable to lower average cash balances during fiscal 2021.

Interest expense represents interest on our 2021 Notes.

Liquidity and Going Concern

As a development-stage enterprise, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with R&D activities and G&A expenses associated with our operations. For the years ended March 31, 2021 and 2020, we incurred net losses of approximately $7.4 million and $5.3 million, respectively. At March 31, 2021, we had a cash balance of $1.5 million and an accumulated deficit of approximately $16 million. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 8 of this Report are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations, and we are currently seeking such additional financing. In fiscal 2021, we completed the 2021 Placement of our 2021 Notes for gross proceeds of $6,560,000, we sold shares of our common stock for gross proceeds of $1,838,056 as part of the 2020 Placement and obtained a $368,000 loan from Silicon Valley Bank in April 2020 under the U.S. Small Business Administration Paycheck Protection Program, which loan was forgiven in May 2021. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities, including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, without limitation, our ability to successfully commercialize our product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings. If we are unable to secure additional capital timely, we will be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

In fiscal 2021, we used $5,908,662 in operating activities, which primarily resulted from our net loss of $7,377,976 and changes to operating assets and liabilities of $61,147, as adjusted for non-cash charges and gains, which included stock-based compensation expenses of $1,227,578, $68,880 for issuances of shares of common stock in exchange for services, $109,731 related to the lease right-of-use asset and liability and depreciation and amortization expenses of $111,015. Such changes in assets and liabilities primarily related to the timing of payments to vendors. In fiscal 2020, we used $4,094,839 in operating activities, which primarily resulted from our net loss of $ 5,320,873, partially offset by changes to operating assets and liabilities of $389,359, and adjusted for non-cash charges and gains, which included stock-based compensation expenses of $801,244, depreciation and amortization expenses of $35,431. Such changes in assets and liabilities primarily related to the timing of payments to vendors, offset by an increase in security deposits. Increased cash usage during fiscal 2021 was due to increased operating activities related to the development and eventual commercialization of our product.

In fiscal 2021, cash used in investing activities of $109,669 was for the purchase of property and equipment. We used $260,789 of cash to purchase property and equipment in fiscal 2020.

Cash provided by financing activities for fiscal 2021 totaled $4,364,662 and was attributable to $1,785,882 of net proceeds from the sale of shares of our common stock in the 2020 Placement, $368,760 of proceeds from the PPP Note and $2,210,000 of gross proceeds from the issuance of our 2021 Notes in the quarter ended March 31, 2021. Our financing activities for fiscal 2020 included $923,994 of proceeds from the 2020 Placement.

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

Leases

We account for our leases under Accounting Standards Update (ASU) No. 2016-02, Leases (ASC 842), and related ASUs, which provide supplementary guidance and clarifications. Under ASC 842, all significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (ROU) assets and lease liabilities are recognized at the commencement date. A ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short-term leases), and we recognize lease expense for these leases as incurred over the lease term.

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

Recent Accounting Pronouncements

None

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and
Stockholders of Modular Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Modular Medical, Inc. (the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgment. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 1 to the financial statements, the Company has incurred losses since inception, and expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and subsequent commercialization of its product. The Company expects that its research and development and general and administrative expenses will continue to increase, and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter due to inherent complexities and uncertainties related to the Company’s projections of operations. Auditing management’s going concern assessment involved a high degree of auditor judgment and audit effort due to the impact of these assumptions on the determination of the degree of doubt regarding the ability of the entity to continue as a going concern. The primary procedures we performed to address this critical audit matter included:

•	We evaluated the reasonableness of key assumptions underlying management’s conclusion.
•	We evaluated that the disclosures included in the Form 10-K were complete and accurate and in accordance with accounting principles generally accepted in the United States of America.
•	We evaluated the impact of the Company’s existing financing arrangements on their ability to continue as a going concern.

Grants of Stock Options

As discussed in Note 5, during the year ended March 31, 2021, the Company granted 490,476 options to purchase shares of its common stock with 10-year terms and a grant-date fair value of $1,101,737 to employees, directors and consultants. Management is required to analyze the fair value of each option granted and amortize it over its vesting period.

We identified the grant of stock options as a critical audit matter. Management’s estimates regarding fair value of options result in the application of a high degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included the following:

•	We gained an understanding of Company’s processes and controls in place for determining the fair value of each granted option.
•	We evaluated the option price model the management selected to determine the fair value, and analyzed the underlying data used in the calculations.
•	We also recalculated the fair value of each option granted.

/s/ Farber Hass Hurley LLP

We have served as the Company’s auditor since 2018.

Chatsworth, California
June 29, 2021
31

Modular Medical, Inc.

Consolidated Balance Sheets

	March 31,
ASSETS	2021	2020
CURRENT ASSETS
Cash and cash equivalents	$1,468,465	$3,122,134
Prepaid expenses	178,158	63,853
Other current assets	2,466	306
TOTAL CURRENT ASSETS	1,649,089	3,186,293

Property and equipment, net	298,958	301,308
Right of use asset, net	200,124	270,950
Security deposit	100,000	100,000
TOTAL NON-CURRENT ASSETS	599,082	672,258

TOTAL ASSETS	$2,248,171	$3,858,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$169,284	$367,019
Accrued expenses	499,948	202,160
Short-term lease liability	125,500	92,214
PPP note payable	368,780	—
Convertible notes payable	2,133,453	—
TOTAL CURRENT LIABILITIES	3,296,965	661,393

Long-term lease liability	184,355	178,736
Bonus payable	42,000	140,000
TOTAL LIABILITIES	3,523,320	980,129

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized, 18,906,148 shares and 17,870,261 shares issued and outstanding as of March 31, 2021 and 2020, respectively	18,906	17,870
Additional paid-in capital	14,652,955	10,505,592
Common stock issuable	—	923,994
Accumulated deficit	(15,947,010)	(8,569,034)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,275,149)	2,878,422

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,248,171	$3,858,551

The accompanying notes are an integral part of these audited consolidated financial statements

Modular Medical, Inc.

Consolidated Statements of Operations

	Year ended March 31,
	2021	2020
Operating expenses
Research and development	$4,083,303	$3,034,152
General and administrative expenses	3,253,412	2,313,870
Total operating expenses	7,336,715	5,348,022
Loss from operations	(7,336,715)	(5,348,022)

Other income
Interest income	130	28,749
Interest expense	(39,791)	—

Loss before income taxes	(7,376,376)	(5,319,273)

Provision for income taxes	1,600	1,600

Net loss	$(7,377,976)	$(5,320,873)

Net loss per share
Basic and diluted	$(0.40)	$(0.30)

Shares used in computing net loss per share
Basic and diluted	18,634,686	17,864,769

The accompanying notes are an integral part of these audited consolidated financial statements

Modular Medical, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Equity (Deficit)
Balance as of March 31, 2019	17,840,261	$17,840	$9,684,578	$19,800	$(3,248,161)	$6,474,057
Placement of common stock	—	—	—	923,994	—	923,994
Shares issued for services	30,000	30	19,770	(19,800)	—	—
Stock-based compensation	—	—	801,244	—	—	801,244
Net loss	—	—	—	—	(5,320,873)	(5,320,873)

Balance as of March 31, 2020	17,870,261	$17,870	$10,505,592	$923,994	$(8,569,034)	$2,878,422
Placement of common stock	962,387	962	2,708,914	(923,994)	—	1,785,882
Shares issued for services	73,500	74	210,871	—	—	210,945
Stock-based compensation	—	—	1,227,578	—	—	1,227,578
Net loss	—	—	—	—	(7,377,976)	(7,377,976)

Balance as of March 31, 2021	18,906,148	$18,906	$14,652,955	$—	$(15,947,010)	$(1,275,149)

The accompanying notes are an integral part of these audited consolidated financial statements

Modular Medical, Inc.

Consolidated Statements of Cash Flows

	Year ended March 31,
	2021	2020
Cash Flows from operating activities
Net loss	$(7,377,976)	$(5,320,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,227,578	801,244
Depreciation and amortization	111,015	35,431
Shares for services	68,880	—
Amortization of lease right-of-use asset	70,826	—
Change in lease liability	38,905	—
Amortization of debt issuance costs	12,253	—
Other	1,004	—
Changes in assets and liabilities:
Other assets and prepaid expenses	25,600	(48,391)
Security deposits	—	(92,500)
Accounts payable and accrued expenses	(86,747)	530,250
Net cash used in operating activities	(5,908,662)	(4,094,839)

Cash flows from investing activities
Purchases of property and equipment	(109,669)	(260,789)
Net cash used in investing activities	(109,669)	(260,789)

Cash flows from financing activities
Proceeds from private placement, net of issuance costs	1,785,882	923,994
Proceeds from issuance of convertible notes	2,210,000	—
Proceeds from issuance of PPP note payable	368,780	—
Net cash provided by financing activities	4,364,662	923,994

Net decrease in cash and cash equivalents	(1,653,669)	(3,431,634)

Cash and cash equivalents, at beginning of year	3,122,134	6,553,768

Cash and cash equivalents, at end of year	$1,468,465	$3,122,134

Supplemental disclosure:
Cash paid for:
Income taxes	$1,600	$1,600

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

The Company expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and subsequent commercialization of its product. The Company expects that its research and development and general and administrative expenses will continue to increase, and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise additional capital, through the sale of additional equity or debt securities, to support its future operations. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company.  As discussed in notes 3 and 11, in February 2021, the Company commenced a private placement of its convertible promissory notes to investors to fund its operations. In addition, during fiscal 2021, the Company obtained additional equity financing through a private placement of its common stock (see note 6), and the Company obtained a loan from Silicon Valley Bank in April 2020 (see notes 3 and 12).

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

Property and Equipment

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

Per-Share Amounts

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. For the years ended March 31, 2021 and 2020, 3,591,755 and 3,177,945 outstanding options to purchase common stock were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

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

The Company accounts for uncertain tax positions in accordance with FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the consolidated statements of operations.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations.  All tax returns from 2016 to 2020 may be subject to examination by the U.S. federal and state tax authorities.  As of March 31, 2021, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended March 31, 2021 and 2020, the Company’s comprehensive loss was the same as its net loss.

NOTE 2 – CONSOLIDATED BALANCE SHEET DETAIL

	March 31,
Property and equipment, net:	2021	2020
Leasehold improvements	$139,197	$139,197
Office equipment	56,476	49,724
Computer equipment and software	52,383	51,882
Machinery and equipment	202,993	112,198
	451,049	353,001
Less: accumulated depreciation and amortization	(152,091)	(51,693)
	$298,958	$301,308

	March 31,
Accrued expenses:	2021	2020
Accrued wages and bonus	$372,563	$198,160
Accrued placement fees	88,800	—
Accrued interest	27,538	—
Other	11,047	4,000
	$499,948	$202,160
39

NOTE 3 – NOTES PAYABLE

PPP Note

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

The full amount of the PPP Note is due in April 2022. Interest will accrue on the outstanding principal balance of the PPP Note at a fixed rate of 1.0% per annum, which shall be deferred for 10 months after the covered period during which the Company used the proceeds. The Company may prepay principal of the PPP Note at any time in any amount without penalty. The Agreement contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties or provisions of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company.

The Company applied to the Lender for forgiveness of the PPP Note in October 2020, and the amount which may be forgiven will be equal to the sum of the payroll and benefit costs and covered rent and utility payments incurred by the Company, as calculated in accordance with the terms of the CARES Act.

Convertible Promissory Notes

In February and March 2021, the Company sold $2,210,000 of convertible promissory notes (the Notes), at par in a private placement transaction effected pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended (the 2021 Placement). The Notes bear interest at an annual rate of 12%, and interest is accrued or payable monthly in cash. The Notes mature on September 30, 2021 (the Maturity Date) and may be prepaid prior to the Maturity Date.

The aggregate principal amount of the Notes plus accrued but unpaid interest thereon shall automatically convert upon the closing of an offering of the Company’s equity securities to investors or a strategic corporate investor resulting in aggregate gross proceeds to the Company of at least $5,000,000 (excluding conversion of the Notes or other convertible securities issued for capital raising purposes) (a Qualified Financing). In the event of a Qualified Financing, all such outstanding principal and accrued interest shall convert into the same equity securities purchased by and on the same terms and conditions as the other investors in such Qualified Financing at a conversion price equal to 80% (a 20% discount) of the lowest price paid per unit or share by investors in the Qualified Financing. In the event that additional bridge financing is obtained by the Company, the Notes shall convert into the same securities and on the same terms and conditions as the other investors therein and all such purchases will be treated as one, single round of financing going forward. As of March 31, 2021, the Notes could be converted into 770,305 shares of common stock, excluding the effects of any payments of interest in kind.

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

The Company incurred debt issuance costs of $88,800, which were recorded as a debt discount and are being amortized to interest expense over the term of the Notes using the effective interest rate method.  The interest expense related to the debt discount during the year ended March 31, 2021 was approximately $13,000.

NOTE 4 – LEASES

Effective April 1, 2019, the Company adopted ASC No. 842, as amended, using the alternative transition method, which allowed the Company to initially apply the new lease standard at the adoption date (the “effective date method”). In January 2020, the Company executed a lease for a new, larger corporate facility in San Diego, California and paid a $100,000 security deposit. The 39-month lease term commenced on April 1, 2020, and the lease provides for an initial monthly rent of approximately $12,400 with annual rent increases of approximately 3%. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs. The right-to-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. A discount rate of 11%, which approximated the Company’s incremental borrowing rate, was used to measure the lease asset and liability. Lease expense is recognized on a straight line basis over the lease term.

The Company obtained a right-of-use asset of $270,950 in exchange for is obligations under the operating lease. The landlord also provided a lease incentive of approximately $139,000, which was paid to the Company in June 2020, for the Company to make improvements to the leased space.

Future minimum payments under the facility operating lease, net of the lease incentive, as of March 31, 2021, are listed in the table below.

Operating
Annual Fiscal Years	lease
2022	$153,432
2023	158,028
2024	40,692
Less:
Imputed interest	(42,297)
Present value of lease liabilities	$309,855

Rent expense was $107,540 and $35,766 for the years ended March 31, 2021 and 2020, respectively.

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

The exercise or purchase price of a stock option shall be calculated as follows:

(i)	In the case of an incentive stock option, (a) granted to employees, who, at the time of the grant of such incentive stock option own stock representing more than 10% of the voting power of all classes of stock of the Company, the per share exercise price shall be not less than 110% of the fair market value per share on the date of grant; or (b) granted to employees, other than to employees, described in the preceding clause, the per share exercise price shall be not less than 100% of the fair market value per share on the date of grant;
(ii)	In the case of a non-qualified stock option, the per share exercise price shall be not less than 100% of the fair market value per share on the date of grant unless otherwise determined by the Board; and
(iii)	In the case of other grants, such price as determined by the Board.

The Board is responsible for determining the consideration to be paid for the shares of common stock to be issued upon exercise or purchase. The 2017 Plan generally does not allow for the transfer of awards, and the Board may amend, suspend or terminate the 2017 Plan at any time.

Stock-Based Compensation Expense

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant date fair value. The unamortized compensation cost, as of March 31, 2021 was $2,242,352 related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 2 years.

During the year ended March 31, 2021, options granted to purchase shares of its common stock to employees, directors and consultants had 10-year terms and a grant-date fair value of $1,101,737. Options to purchase 10,476 shares vested immediately on the respective grant dates.

The following assumptions were used in the fair-value method calculations:

Year ended March 31,
	2021	2020
Risk-free interest rates	0.28% - 0.71%	0.77% - 2.37%
Volatility	87% - 127%	86% - 103%
Expected life (years)	5.0 - 6.0	5.0 - 6.0
Dividend yield	—%	—%

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

A summary of stock option activity under the 2017 Plan is presented below:

	Shares	Options Outstanding
	Available	Number of	Weighted Average
	for Grant	Shares	Exercise Price
Balance at March 31, 2019	1,470,092	1,529,908	0.86
Additional shares authorized under the Plan	1,000,000	—	—
Options granted	(1,717,204)	1,717,204	2.25
Options cancelled and returned to the Plan	69,167	(69,167)	2.25
Balance at March 31, 2020	822,055	3,177,945	1.58
Options granted	(490,476)	490,476	2.88
Options cancelled and returned to the Plan	76,666	(76,666)	2.25
Balance at March 31, 2021	408,245	3,591,755	1.75

There were no stock options exercised during the years ended March 31, 2021 and 2020.

The following table summarizes the range of outstanding and exercisable options as of March 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$0.66 - $3.16	3,591,755	8.25	$1.75	2,228,738	$1.32	$8,763,260

The intrinsic value per share is calculated as the excess of the closing price of the common stock on the Company’s principal trading market over the exercise price of the option.

The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the years ended March 31, 2021 and 2020, there were no such tax benefits associated with the exercise of stock options.

NOTE 6 – STOCKHOLDERS’ EQUITY

Private Placement

Between March and December 2020, the Company completed a private placement of shares of its common stock (the 2020 Placement). The Company sold 962,387 shares of common stock, at a purchase price of $2.87 per share, for gross proceeds of $2,762,054. The Company paid placement agent fees on the 2020 Placement of $52,256 during fiscal 2021. Under the terms of the common stock purchase agreements between the Company and the investors, the Company must use commercially reasonable efforts to file a registration statement with the SEC to register for resale the shares of common stock sold.

NOTE 7 – INCOME TAXES

The income tax provision (benefit) consisted of the following:

	Year Ended March 31,
	2021	2020
Current portion:
Federal	$—	$—
State	1,600	1,600
	1,600	1,600
Deferred portion:
Federal	(1,931,390)	(1,180,434)
State	(576,868)	(391,865)
	(2,508,258)	(1,572,299)
Change in valuation allowance	2,508,258	1,572,299
Provision for income taxes	$1,600	$1,600

As of March 31, 2021, the Company had net operating loss carryforwards (NOLs) of approximately $13,954,000 for federal income tax purposes and $14,019,000 for state income tax purposes. These NOLs are available to reduce future taxable income and will expire at various times from 2037 through 2041, except federal NOLs from fiscal 2018, 2019 and 2020 which will never expire.

The Company also had federal research and development tax credit carryforwards of approximately $535,000, which will begin expiring at various times from 2038 through 2040, and state research and development credits of approximately $141,000, which do not have an expiration date.

A reconciliation of income taxes provided at the federal statutory rate (21% for fiscal 2021 and 2020) to the actual income tax provision is as follows:

	Year Ended March 31,
	2021	2020
Federal statutory rate	(21)%	(21)%
State tax rate, net of federal benefit	(7)%	(7)%
Permanent differences	—%	—%
Research and development tax credits	(6)%	(3)%
Section 179 assets	—%	—%
Change in valuation allowance	34%	31%
Effective income tax rate	—%	—%
43

Significant components of the Company’s deferred tax assets and liabilities were:

	March 31,
	2021	2020
Net operating loss carryforwards	$3,909,434	$1,965,118
Stock-based compensation expense	554,892	364,989
Property and equipment	(18,039)	6,842
Reserves, accruals & other	(79,878)	(7,181)
Research and development tax credits	646,296	237,716
Total deferred tax assets	5,012,705	2,567,484
Less: valuation allowance	(5,012,705)	(2,567,484)
Deferred tax assets, net	$—	$—

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at March 31, 2021 and 2020, will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at March 31, 2021 and 2020.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements at March 31, 2021 and 2020. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

NOTE 8 – ROYALTY AGREEMENT

In July 2017, the Company entered into a royalty agreement with its founder, chief executive officer and major shareholder (the Founder). Pursuant to the agreement, the Founder assigned and transferred all of his rights in the intellectual property of Quasuras in return for future royalty payments on the Company’s product. The Company is obligated to make royalty payments under the agreement to the Founder on any sales of the royalty product sold or otherwise commercialized by the Company equal to (a) $0.75 on each sale of a royalty product or (b) 5% of the gross sale price of the royalty product, whichever is less. The royalty payments will cease, and the agreement will terminate, at such time as the total sum of royalty payments actually paid to the Founder, pursuant to the agreement, reaches $10,000,000. The Company has the option to terminate the agreement at any time upon payment, to the Founder, of the difference between total royalty payments actually made to him to date and the sum of $10,000,000. All payments of the royalties, if due, for the preceding quarter, will be made by the Company to the Founder within thirty days after the end of each calendar quarter.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the years ended March 31, 2021 and 2020 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

NOTE 11 – RELATED PARTY TRANSACTIONS

Consulting Services

During the year ended March 31, 2020, the Company entered into consulting agreements with a member of its board of directors. Under the consulting agreements, during the year ended March 31, 2020, the Company paid the director consulting fees of $140,625 in cash, and the director was granted stock options with a fair value of $76,875. The options were for a total of 47,062 shares of common stock, were fully vested on the grant dates and have terms of 10 years.  The most recent consulting agreement, which was entered into between the Company and the director in September 2019, was terminated in March 2020. At March 31, 2020, the Company had an outstanding payable to the director of $5,585, which was included in accounts payable in the consolidated balance sheet. The Company paid the $5,585 to the director during fiscal 2021.

2021 Placement

The Company’s chief executive officer and an existing investor, which is represented by a member of the Company’s board of directors, purchased $100,000 and $1,000,000, respectively, aggregate principal amount of the Notes (the Related Party Notes) in the 2021 Placement. As of March 31, 2021, $1,677 and $16,767 of interest was payable by the Company on the Related Party Notes to its chief executive officer and to the investor, respectively.

NOTE 12 – SUBSEQUENT EVENTS

Convertible Promissory Notes

Subsequent to March 31, 2021, the Company issued an additional $4,250,000 of the Notes in the 2021 Placement pursuant to a Securities Purchase Agreement between the Company and each investor (the SPA) and warrants to purchase shares of its common stock (the Warrants). The Notes are unsecured obligations of the Company with each Note having a stated maturity date of 12 months from its issue date (the Issue Date). The Notes bear interest at a rate of 12% per annum, payable on maturity, provided that, if the Company fails to pay any amounts when due under a Note, the interest rate increases to the greater of 16% or the maximum amount permitted by law. Each Note may be prepaid at the Company’s option during the first 270 calendar days following its Issue Date (the 270th day, the Trigger Date), subject to a 110% prepayment penalty on all principal and accrued but unpaid interest then outstanding. No Notes may be prepaid in whole or in part after the Trigger Date.

If the Notes remain outstanding after the Trigger Date, the Notes may be converted into shares of the Company’s common stock at an initial conversion price of $2.87 per share; provided, that a Note holder may not convert any portion of its Note that would cause it to beneficially own in excess of 4.99% of the Company’s outstanding common stock. The conversion price and number of shares of Company common stock issuable upon conversion of the Notes will be subject to adjustment from time to time for any subdivision or consolidation of shares and other standard dilutive and certain other corporate events, as provided in the Notes. Subject to certain Exempt Issuances (as defined in the Notes), if at any time while a Note is outstanding, the Company sells, issues or grants any shares of its common stock or other securities entitling the holder to acquire shares of the Company’s common stock at a price per share less than the then conversion price, such conversion price shall be reduced to such lesser price, and the number of shares of the Company’s common stock issuable upon conversion of the Notes shall be increased, as provided in the Notes.

If the Company completes an offering of its common stock or other securities in excess of $12,000,000 of gross proceeds (a Qualified Capital Raise), each Note holder will be required to convert its Adjusted Note Amount into the securities of such Qualified Capital Raise. For purposes hereof, Adjusted Note Amount equals the product of (i) the sum of all outstanding principal plus accrued but unpaid interest on a Note, multiplied by (ii) 1.25.

The Notes contain a number of Company events of default (Events of Default) including, without limitation (i) failure to pay any principal or interest thereon when due, (ii) failure to timely deliver shares upon conversions, (iii) failure to comply with SEC reporting requirements under the Exchange Act, (iv) certain breaches of the SPA, the Notes, the Warrants, and the Registration Rights Agreement, (v) material restatements of the Company’s consolidated financial statements filed with the SEC, (vi) a holder’s inability to rely on Rule 144 for sales of shares underlying the Notes, (vii) the Company’s common stock is suspended or halted from trading and/or fails to be quoted or listed (as applicable) on the OTCQB, OTCQX, any tier of the NASDAQ Stock Market, the New York Stock Exchange, or the NYSE American within 10 days thereafter, (viii) failure to file with the SEC a registration statement covering the resale of shares of common stock underlying the Notes and Warrants within 60 calendar days following the Issue Date, (ix) failure to cause such registration statement to become effective within 120 calendar days following the Issue Date, or (x) certain merger consolidations, business combinations and sales of all or substantially all of the Company’s assets in the event the Company is not the survivor of such transaction.

Upon an Event of Default, a Note holder may declare all amounts under its Note(s) due and payable, in which event the Company will be required to pay such Noteholder the product of (i) all then outstanding principal amount and accrued but unpaid interest thereon, multiplied by (ii) 125%; and all collection costs including legal fees and expenses in connection therewith. At the option of a Note holder, in the event the Company receive cash proceeds as a result of certain events including, but not limited to, from customers, issuances of debt or equity securities, exercise of warrants or asset sales, the Company will be required to use such proceeds to repay all or any lesser outstanding amounts due under such holder’s Note.

The Notes also includes various covenants, including negative covenants, representations, warranties, other payment obligations and agreements by the Company including, without limitation, most-favored nation clauses, rights of participation and first refusal and exchange rights. In connection with the issuance of the Notes, the Company issued Warrants to purchase 2,285,736 shares of its common stock (Warrant Shares) at an initial exercise price of $8.00 per share. The Warrants may be exercised for a period of 5 years from the Trigger Date.

In the event that, prior to the Trigger Date, the Company (i) completes a Qualified Capital Raise, the outstanding Warrants shall be cancelled or (ii) prepays a holder’s Note(s) in whole or in part, such holder’s pro-rata number of its Warrants shall be cancelled.

Effective April 30, 2021, each of the holders of the $2,210,000 of Notes outstanding at March 31, 2021 entered into a revocation and replacement agreement with the Company (the Revocation Agreement). Under the terms of the Revocation Agreement, the $2,210,000 of Notes and accrued interest of $50,091 were replaced with new Notes consistent with the terms described above.

In May 2021, a member of the Board purchased $200,000 of the Notes.

PPP Note

As a result of the Company’s request for loan forgiveness, on May 29, 2021, the Company was notified that the outstanding principal and accrued interest for the PPP Note was forgiven in full by the U.S. Small Business Administration.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on this evaluation, our management concluded that as of March 31, 2021, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of our directors and certain information about each of them at March 31, 2021 are set forth below.

Name	Age	Position
Paul DiPerna	64	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Chairman of the Board of Directors)
Liam Burns(1)	55	Director
William J. Febbo(2)	52	Director
Morgan C. Frank(2)	49	Director
Carmen Volkart(1)(2)	60	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee

The principal occupations and positions for at least the past five years of our directors are described below. There are no family relationships among any of our directors or executive officers.

Paul DiPerna. Mr. DiPerna has been our chairman, chief executive officer, chief financial officer, secretary and treasurer since we acquired Quasuras, Inc. (Quasuras) in July 2017. In 2015, he founded Quasuras, an early-stage medical device company developing an insulin pump product, and, until its acquisition by us, he served as its chief executive officer and chairman. Prior to that, Mr. DiPerna founded Fuel Source Partners, LLC to incubate early stage medical device products and accumulate technical talent. Our current pump product was one of such proposed products and was spun-out to Quasuras in 2015. From 2012 to 2015, he served as a co-inventor at a private company with property rights in a medical device used for blood borne infection control called the Curos Cap, which was acquired by 3M Corporation. In 2003, Mr. DiPerna founded Tandem Diabetes Care, Inc. (Tandem) and held various positions, including as director, chief executive officer and chief technology officer and was primarily responsible for the design concept and development of Tandem’s initial insulin pump. Prior to that, he held executive and management positions at Baxter Healthcare Corporation (Baxter) where he was tasked with identifying synergistic opportunities in the diabetes industry. As a result, Mr. DiPerna developed substantial expertise and knowledge in the diabetes industry and led attempts by Baxter to acquire three insulin pump manufacturers. Previously, he held mechanical design engineering positions in the automated test equipment and blood separation sciences industries. Mr. DiPerna holds a number of patents and patents pending and is a member of the American Diabetes Association. Mr. DiPerna received a Masters in Engineering Management from Northeastern University and a B.S. in Mechanical Engineering from the University of Lowell. We believe that Mr. DiPerna is qualified to serve as the chairman of our board of directors due to his extensive knowledge and experience in the medical device industry generally, and, in particular, with regard to insulin pumps and the diabetes industry, as well as his management and leadership experience from holding director and senior executive positions in other public and private companies and leading project development teams of medical device companies.

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

William J. Febbo. Mr. Febbo was appointed to our board of directors in January 2020. He is currently the Chief Executive Officer and a director of OptimizeRx Corporation, a digital health company focused on bringing life sciences support to patients and providers, having joined the company in 2016. Mr. Febbo founded Plexuus, LLC, a payment processing business for medical professionals in September 2015 and remained its Chairman from September 2015 to December 2020. From April 2007 to September 2015, he served as Chief Operating Officer of Merriman Holdings, Inc., an investment banking firm, where he assisted with capital raises in the technology, biotechnology, clean technology, consumer and resources industries. Mr. Febbo was a co-founder of, and from September 2013 to September 2015 served as Chief Executive Officer of, Digital Capital Network, Inc. a transaction platform for institutional and accredited investors. He was a co-founder of, and from January 1999 to September 2015 was Chief Executive Officer of, MedPanel, LLC, a provider of market intelligence and communications for the pharmaceutical, biomedical, and medical device industries. Since 2017, Mr. Febbo has been a faculty member of the Massachusetts Institute of Technology’s linQ program, which is a collaborative initiative focused on increasing the potential of innovative research to benefit society and the economy. Since 2004, he has been a board member of the United Nations Association of Greater Boston, a resource for the citizens of Greater Boston on the broad agenda of critical global issues addressed by the United Nations and its agencies.

On January 29, 2018, the Financial Industry Regulatory Authority (FINRA) accepted a Letter of Acceptance, Waiver and Consent (the Consent) submitted by Mr. Febbo. Without admitting or denying the findings, Mr. Febbo consented to the sanctions and to the entry of findings that he permitted Merriman Capital, Inc. to conduct a securities business while below its net capital requirement. From August 2012 to October 2015, he was the Financial and Operations Principal (FinOp) for a registered broker-dealer, Merriman Capital, Inc. (Merriman). During certain months, while Mr. Febbo was FinOp, FINRA found that certain of Merriman’s net capital filings with FINRA were inaccurate because of the method by which Merriman calculated net capital and that, when corrected, it was retroactively determined that Merriman had operated below its minimum net capital requirements. Mr. Febbo, as FinOp, signed certain of these reports and was thus held responsible. Based on the Consent, in settlement, Mr. Febbo, who was then no longer registered with any broker-dealer, accepted a fine of $5,000, a 10-business day suspension from acting as FinOp for any FINRA member and required to requalify by examination for the Series 27 license before again acting in a FinOp capacity.

Mr. Febbo is qualified to serve on our board of directors because of his wealth of experience in building and managing health services and financial businesses. Mr. Febbo brings more than 20 years of experience in building and managing health services and financial businesses.

Morgan C. Frank. Mr. Frank was appointed to our board of directors in April 2017. Mr. Frank has worked with Manchester since May 2002, and, prior to such time, he was a founder and managing director at First Principles Group, a boutique consultancy and principal investor specializing in corporate restructuring, restarts, intellectual property assessment and salvage, and spin outs. Prior to such time, Mr. Frank spent approximately five years as an analyst and portfolio manager at Hollis Capital, a San Francisco based hedge fund and prior thereto, Mr. Frank worked for an independent private client group at Paine Webber specializing in primary research to develop investment ideas (particularly short sale ideas) for institutional clients. Prior to his employment at Paine Webber, Mr. Frank was a currency trader for Eastern Vanguard. Mr. Frank holds a BA in Economics and in Political Science from Brown University. We believe that Mr. Frank is qualified to serve as member of our board of directors due to his extensive prior experience conducting financial analysis of public companies (certain of which were in the development stage), including such public companies’ management teams, products, including products in the development stage, the potential markets for such products and other factors that could affect the likelihood and timing of success and market penetration of such entities’ products as well as his capital raising activities. We believe this provides us with valuable insights into the financial markets and investment criteria of institutional and other investors as well as capital raising activities.

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

The names of our executive officers and certain information about them are set forth either above or below:

Name	Age	Position
Paul DiPerna	64	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Chairman of the Board of Directors)
Stephen Daly	53	Chief Commercial Officer

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

Involvement in Legal Proceedings

Except with regard to Messrs. Burns and Febbo, to our knowledge, none of our executive officers or our directors has, during the last ten years:

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

Arrangements for Appointment of Directors and Officers

Pursuant to the Reorganization and Share Exchange Agreement dated as of July 24, 2017, by and among us, Quasuras, Mr. DiPerna and the other stockholders of Quasuras (the Share Agreement), until July 24, 2022, our board of directors shall consist of no more than five and no less than two directors of which (i) Manchester has the right to appoint two directors, pursuant to which Manchester appointed Mr. Frank and Ms. Volkart and (ii) Mr. DiPerna, in addition to being our chairman of the board, has the right to appoint two additional directors, pursuant to which he appointed Messrs. Burns and Febbo. In May 2021, the parties amended the Share Agreement and removed Manchester’s and Mr. DiPerna’s rights to appoint directors. In addition, the parties agreed that Mr. DiPerna shall remain chairman of our board of directors until July 2022; provided, that in the event Mr. DiPerna resigns or is otherwise replaced as our chief executive officer, Mr. DiPerna shall remain as chairman of our board of directors for an additional period of three years. Following such amendment, our board of directors increased the size of the board to six members and, on May 18, 2021, appointed Ellen O’Connor Vos as director to our board.

The DiPerna Employment and Related Agreements

We entered into an employment agreement dated August 1, 2018, with Mr. DiPerna pursuant to which Mr. DiPerna is employed by us as our chief executive officer and president for an initial 2-year term with automatic one-year renewals. Pursuant to such agreement, we agreed to pay Mr. DiPerna: i) an annual salary of $200,000 in cash, ii) $100,000 per year in fully-vested stock options granted monthly at an exercise price determined by our board of directors in its sole discretion and iii) an annual bonus of $300,000, payable at the discretion of our board of directors, either in shares or in cash. If the board chooses to pay the bonus in shares, such shares will be valued at a price determined by our board of directors. Pursuant to such employment agreement (i) if (a) we terminate Mr. DiPerna’s employment without cause or he resigns with good reason, we will pay Mr. DiPerna a lump sum of $200,000, and (b) we terminate Mr. DiPerna’s employment for cause, we are not obligated to make any severance payment and Mr. DiPerna will receive only his base compensation through the last day of his employment, (ii) upon Mr. DiPerna’s death or disability, he will receive his base compensation through the last day of his employment and will remain eligible for all applicable benefits relative to death or disability pursuant to any plans that we have in place at such time, and (iii) upon a change of control (as defined in the employment agreement), Mr. DiPerna will be paid a lump sum of $100,000 within sixty days of the time at which such change of control takes place.

In May 2020, we amended our employment agreement with Mr. DiPerna to provide that in the event of a change in control:

•	within 60 days of the date the change in control occurs, Mr. DiPerna shall be paid by us or our successor in interest a lump sum cash payment equal to 12 months of Mr. DiPerna’s then annual Base Compensation (as defined in the employment agreement); and
•	immediately prior to such change of control, any unvested stock options or other unvested securities of ours issued to Mr. DiPerna shall automatically accelerate and immediately become fully vested and exercisable.

In June 2020, our board of directors approved an amendment to the employment agreement to provide that Mr. DiPerna’s base salary would be paid entirely in cash commencing July 1, 2020. The payment of the additional cash component of Mr. DiPerna’s annual base salary ($8,333.33 per month) shall initially be deferred (the Deferred Salary) and accrue for Mr. DiPerna’s benefit until the Company has received $5,000,000 of cumulative gross proceeds of financing, at which time the Deferred Salary shall be paid to Mr. DiPerna and the salary deferrals will cease.

On April 15, 2021, our board of directors authorized a $50,000 bonus for Mr. DiPerna for fiscal 2021.

If a change of control occurred on March 31, 2021, under his employment agreement, Mr. DiPerna would be entitled to the following:

•	payment of a lump sum of $300,000 within 60 days of the time at which such change of control takes place; and
•	accelerated vesting of 183,333 shares of common stock under an unvested stock option. The value of the shares subject to accelerated vesting is calculated as the intrinsic value per share multiplied by the number of shares that would become fully vested upon a change of control. The intrinsic value per share would be calculated as the excess of the closing price of the common stock of $5.25 on the OTCQB Venture Market on March 31, 2021 over the exercise price of the option. As of March 31, 202, the intrinsic value was approximately $550,000.

In connection with our acquisition of Quasuras, we entered into an Intellectual Property Transfer Agreement dated as of July 24, 2017, with Quasuras and Mr. DiPerna, pursuant to which Mr. DiPerna transferred to us all intellectual property rights owned directly and/or indirectly by him related to our business. Separately, we agreed to pay Mr. DiPerna, as part of his compensation for services to be performed for us, pursuant to a royalty agreement, certain fees based upon future sales, if any, of our potential product subject to a maximum $10,000,000 cap on the aggregate amount of fees that Mr. DiPerna could earn from such arrangement.

Communications with our Board of Directors

Our stockholders may send correspondence to our board of directors to the attention of our corporate secretary at the address set forth on the cover page of this Annual Report on Form 10-K. Our corporate secretary will forward stockholder communications to our board of directors prior to the board of director’s next scheduled meeting following the receipt of the communication.

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

Audit Committee

Our board of directors established the audit committee for the purpose of overseeing the accounting and financial reporting processes and audits of our financial statements. The audit committee also is charged with reviewing any internal control violations under our whistleblower policy are directed to the members of the audit committee. The responsibilities of our audit committee are described in the Audit Committee Charter adopted by our board of directors, a current copy of which can be found on the investors section of our website, www.modular-medical.com.

Carmen Volkart and Liam Burns are the current members of the Audit Committee. Ms. Volkart serves as the chairperson and has been designated by the board of directors as the “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act. That status does not impose duties, liabilities or obligations that are greater than the duties, liabilities or obligations otherwise imposed on her as a member of the audit committee and the board of directors, however. Our board of directors has determined that she is an independent director, as determined in accordance with Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Ms. Volkart is responsible for review and pre-approval of services proposed to be provided by our independent registered public accounting firm.

Compensation Committee

Our board of directors established a compensation committee in January 2020 for the purpose of reviewing, recommending and approving our compensation policies and benefits, including the compensation of all of our executive officers and directors. William Febbo, Morgan Frank and Carmen Volkart are the current members of the compensation committee, and Mr. Febbo serves as the chairperson. Our compensation committee is responsible for reviewing, recommending and approving our compensation policies and benefits, including the compensation of all of our executive officers and directors, and it also has the principal responsibility for the administration of our equity incentive plan. The responsibilities of our compensation committee are more fully described in the Compensation Committee Charter adopted by our board of directors, a current copy of which can be found on the investors section of our website, www.modular-medical.com.

Nominations Process

We do not have a nominating committee, as we are a small company. Prior to May 2021, Manchester and Mr. DiPerna had the right to appoint directors to our board of directors, as discussed above. Instead of having such a committee, Messrs. DiPerna and Frank would identify and evaluate qualified individuals to become nominees for director and board committee members.

When new candidates for our board of directors are sought, our board of directors evaluates each candidate for nomination as a director within the context of the needs and the composition of the board of directors as a whole.  Our board of directors conducts any appropriate and necessary inquiries into the backgrounds and qualifications of candidates. When evaluating director nominees, our board of directors generally seeks to identify individuals with diverse, yet complementary business backgrounds. Although we have no formal policy regarding diversity, our directors consider both the personal characteristics and experience of director nominees, including each nominee’s independence, diversity, age, skills, expertise, time availability and industry background in the context of the needs of the board of directors and the Company. The board of directors believes that director nominees should exhibit proven leadership capabilities and experience at a high level of responsibility within their chosen fields, and must have the experience and ability to analyze the complex business issues facing us, and specifically, the issues inherent in the medical device industry. In addition to business expertise, the board of directors requires that director nominees have the highest personal and professional ethics, integrity and values and, above all, are committed to representing the long-term interests of our stockholders and other stakeholders.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Directors, executive officers and greater than 10% holders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based on our review of Forms 3 and 4 filed during fiscal 2021 (and any written representations to us by such persons), we believe that all directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal 2021, except that:

•	Mr. DiPerna failed to timely file three Form 4s; and

•	Mr. Frank failed to timely file a Form 4.
52

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information for fiscal 2021 and 2020 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Paul DiPerna, CEO, CFO, Secretary,	2021	200,000	—	25,000	—	50,000	(3)	275,000
Treasurer and Director(2)	2020	200,000	—	584,200	—	280,000	(4)	1,064,200
Stephen Daly, Chief Commercial Officer(5)	2021	234,000	—	—	—	—		234,000
	2020	20,833	—	355,240	—	—		376,073

(1)	Award amounts reflect the aggregate grant date fair value with respect to awards granted, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in the notes to the consolidated financial statements included in item 8 of this Report. These amounts do not reflect actual compensation earned or to be earned by our named executive officers.
(2)	Mr. DiPerna’s annual salary base was increased from $180,000 to $300,000 in August 2018, under the terms of an employment agreement between us and Mr. DiPerna. From August 2018 until June 30, 2020, Mr. DiPerna’s $300,000 annual salary was paid $200,000 in cash and $100,000 in fully-vested stock options granted monthly. In June 2020, our board of directors amended the salary payment composition effective July 1, 2020, such that the $100,000 component of Mr. DiPerna’s salary would be deferred until the Company had achieved $5,000,000 in financing proceeds from a subsequent financing.
(3)	Earned as a bonus of which $22,000 was paid on April 30, 2021, and the remainder will be paid in four quarterly installments commencing on July 15, 2021.
(4)	Earned as a bonus, and is being paid in quarterly installments over the 24-month period that commenced on March 31, 2020.
(5)	Mr. Daly became our Chief Commercial Officer in March 2020 at an annual base salary of $250,000. In February 2021, Mr. Daly converted to part time and his annual base salary was reduced to $125,000.
53

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information regarding outstanding equity awards held by our named executive officers as of March 31, 2021.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date(1)
Paul DiPerna	3,465	(2)	—	3.16	6/1/2030
	3,504	(3)	—	3.16	5/1/2030
	3,507	(4)	—	3.16	4/1/2030
	4,979	(5)	—	2.48	3/2/2030
	5,235	(3)	—	2.48	2/1/2030
	5,181	(4)	—	2.48	1/1/2030
	5,424	(5)	—	2.25	12/1/2029
	5,431	(6)	—	2.25	11/1/2029
	5,161	(7)	—	2.25	10/1/2029
	4,986	(8)	—	2.25	9/15/2029
	4,998	(9)	—	2.25	8/15/2029
	4,979	(10)	—	2.25	7/15/2029
	4,948	(11)	—	2.25	6/15/2029
	5,028	(12)	—	2.25	5/15/2029
	4,869	(13)	—	2.25	4/15/2029
	5,082	(14)	—	2.25	3/15/2029
	4,921	(15)	—	2.25	2/15/2029
	4,808	(16)	—	2.25	1/15/2029
	5,324	(17)	—	2.25	12/28/2028
	5,324	(18)	—	2.25	11/14/2028
	18,013	(19)	—	0.66	10/14/2028
	18,013	(20)	—	0.66	09/14/2028
	18,013	(21)	—	0.66	08/14/2028
	116,667	(22)	183,333	2.25	11/25/2029
Stephen Daly	66,667	(23)	133,333	2.25	3/3/2030

(1)	The standard option term is ten years, but all of the options expire automatically unless exercised within 90 days after the cessation of service as an employee, director or consultant.
(2)	The option was granted on June 1, 2020, and the shares subject to this option were fully vested on the grant date.
(3)	The option was granted on May 1, 2020, and the shares subject to this option were fully vested on the grant date.
(4)	The option was granted on April 1, 2020, and the shares subject to this option were fully vested on the grant date.
(5)	The option was granted on March 2, 2020, and the shares subject to this option were fully vested on the grant date.
(6)	The option was granted on February 1,2020, and the shares subject to this option were fully vested on the grant date.
(7)	The option was granted on January 1, 2020, and the shares subject to this option were fully vested on the grant date.
(8)	The option was granted on December 1, 2019, and the shares subject to this option were fully vested on the grant date.
(9)	The option was granted on November 1, 2019, and the shares subject to this option were fully vested on the grant date.
(10)	The option was granted on October 1, 2019, and the shares subject to this option were fully vested on the grant date.
(11)	The option was granted on September 15, 2019, and the shares subject to this option were fully vested on the grant date.
(12)	The option was granted on August 15, 2019, and the shares subject to this option were fully vested on the grant date.
(13)	The option was granted on July 15, 2019, and the shares subject to this option were fully vested on the grant date.
(14)	The option was granted on June 15, 2019, and the shares subject to this option were fully vested on the grant date.
(15)	The option was granted on May 15, 2019, and the shares subject to this option were fully vested on the grant date.
(16)	The option was granted on April 15, 2019, and the shares subject to this option were fully vested on the grant date.
(17)	The option was granted on March 15, 2019, and the shares subject to this option were fully vested on the grant date.
(18)	The option was granted on February 15, 2019, and the shares subject to this option were fully vested on the grant date.
(19)	The option was granted on January 15, 2019, and the shares subject to this option were fully vested on the grant date.
(20)	The option was granted on December 15, 2018, and the shares subject to this option were fully vested on the grant date.
(21)	The option was granted on November 15, 2018, and the shares subject to this option were fully vested on the grant date.
(22)	The option was granted on October 15, 2018, and the shares subject to this option were fully vested on the grant date.
(23)	The option was granted on September 15, 2018, and the shares subject to this option were fully vested on the grant date.

(24)	The option was granted on August 15, 2018, and the shares subject to this option were fully vested on the grant date.
(25)	The option was granted on November 25, 2019, and the shares subject to this option vest monthly over three years commencing January 1, 2020, subject to continued service as an employee, director or consultant.
(26)	This option was granted on March 3, 2020, and the shares subject to this option vest as to 1/3rd of the shares the annual anniversary of the grant date and as to 1/36th of the shares subject to the option on each monthly anniversary thereafter, subject to continued service as an employee, director or consultant.

Employment Agreements

We have entered into our standard form of employment, confidential information and invention assignment agreement with each of our named executive officers. We also have entered into agreements to indemnify our directors and certain executive officers, in addition to the indemnification provided for in our certificate of incorporation and bylaws. These agreements, among other things, provide for indemnification of our directors and certain executive officers for many expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or executive officer of ours, any subsidiary of ours or any other company or enterprise to which such person provided services at our request.

Director Compensation

The following table summarizes the compensation we paid to our non-employee directors in fiscal 2021:

	Fee	Restricted Stock	Option
	Compensation	Awards	Awards	All Other	Total
Name	($)	($)	($)(1)(2)	Compensation	($)
Liam Burns	10,000	—	—	—	10,000
William Febbo	10,000	—	—	—	10,000
Morgan Frank(3)	—	—	375,105	—	375,105
Carmen Volkart	10,000	—	—	—	10,000

(1)	Award amounts reflect the aggregate grant date fair value with respect to awards granted, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These amounts do not reflect actual compensation earned or to be earned by our directors.
(2)	As of March 31, 2021, our non-employee directors each held outstanding options to purchase the following number of shares of our common stock: Liam Burns, 197,062; William Febbo, 200,000; Morgan Frank, 150,000; Carmen Volkart, 150,000.
(3)	Mr. Frank was granted an option to purchase 150,000 shares of our common stock in May 2020.

During fiscal 2021, our board of directors had authorized an annual cash retainer fee of $10,000, payable in quarterly installments, for our non-employee directors, with the exception of Mr. Frank, as compensation for their service. Effective April 1, 2021, our board of directors approved our outside (non-employee) director compensation plan (the Director Plan). Pursuant to the Director Plan, outside directors will be paid the following annual retainers:

•	$30,000 for service as a member of the board of directors;
•	$5,000 for service as chair of the audit committee; and
•	$5,000 for service as chair of the compensation committee.

The retainers will be paid in quarterly installments in either cash or in shares of common stock of the Company, as directed by each director based on an annual election. In addition, under the Director Plan, each director will also receive an annual service equity award of $100,000 paid in quarterly installments in either options to purchase shares of the Company’s common stock or shares of the Company’s common stock, as directed by each director based on an annual election.

In addition, upon appointment to our board of directors, we award our non-employee directors a stock option grant under our Amended 2017 Equity Incentive Plan (the 2017 Plan) ranging from 50,000 to 200,000 shares of our common stock. These options vest annually over three years from the date of appointment to our board of directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 15, 2021 concerning the ownership of our common stock by:

•	each shareholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock (currently our only class of voting securities);
•	each of our directors;
•	each of our executive officers; and
•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act, and includes all shares over which the beneficial owner exercises voting or investment power. Shares that are issuable upon the exercise of options, warrants and other rights to acquire common stock that are presently exercisable or exercisable within 60 days of June 15, 2021 are reflected in a separate column in the table below. These shares are taken into account in the calculation of the total number of shares beneficially owned by a particular holder and the total number of shares outstanding for the purpose of calculating percentage ownership of the particular holder. We have relied on information supplied by our officers, directors and certain stockholders and on information contained in filings with the SEC. Except as otherwise indicated, and subject to community property laws where applicable, we believe, based on information provided by these persons, that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,966,148 shares of common stock outstanding as of June 15, 2021.

Unless otherwise stated, the business address of each of our directors and executive officers listed in the table is 16772 West Bernardo Drive, San Diego, California 92127.

Name and principal position	Number of Shares Beneficially Owned (Excluding Outstanding Options)(1)		Number of Shares Issuable on Exercise of Outstanding Options(2)	Percent of Class
James Besser	6,558,906	(3)	—	34.58%
JEB Partners, L.P.	6,558,906	(3)	—	34.58%
Manchester Explorer L.P.	6,558,906	(3)	—	34.58%
Manchester Management LLC	6,558,906	(3)	—	34.58%
Directors and Officers:
Paul DiPerna	7,523,430	(4)	317,860	40.59%
Liam Burns	—		144,652	*
Stephen Daly	—		66,667	*
William J. Febbo	—		66,667	*
Morgan C. Frank	6,558,906	(3)	50,000	34.60%
Carmen Volkart	—		50,000	*
Ellen O’Connor Vos(5)	—		—	—
All current directors and executive officers as a group (7 persons)	14,082,336		695,846	76.87%

*	Represents less than 1%
(1)	Excludes shares subject to outstanding options to acquire common stock that are exercisable within 60 days of June 15, 2021.
(2)	Represents the number of shares subject to outstanding options to acquire common stock that are exercisable within 60 days of June 15, 2021.
(3)	Includes (i) 269,719 shares directly held by Mr. Besser, of which: (a) 180,830 shares were received in exchange for Mr. Besser’s shares as a result of our acquisition of Quasuras and (b) 88,889 shares purchased in the 2018 Placement; (ii) 5,051,409 held by Manchester Explorer, L.P. (Manchester) of which: (a) 4,545,455 shares were purchased in a private placement in 2017 (the 2017 Placement), (b) 471,111 shares were purchased in the 2018 Placement, and (c) 34,483 were purchased in the 2020 Placement; (iii) 1,056,948 shares held by JEB Partners, L.P. (JEB Partners) of which (a) 757,576 shares were purchased in the 2017 Placement, (b) 160,000 shares were purchased in the 2018 Placement and (c) 139,372 shares were purchase in the 2020 Placement; and (iv) 180,830 shares held by Mr. Frank, which shares were received in our acquisition of Quasuras in exchange for Mr. Frank’s shares of Quasuras. Mr. Besser, as the managing member, and Mr. Frank, as the portfolio manager and consultant of Manchester Management, LLC (MMC), the general partner of Manchester and JEB Partners, have shared voting and dispositive power over shares held by Manchester and JEB Partners. The address for Manchester and Mr. Besser is c/o MMC, 2 Calle Candina, No. 1701, San Juan, Puerto Rico 00907.

(4)	Includes (i) 6,000,000 shares directly held by the Paul DiPerna Irrevocable Trust (the Irrevocable Trust), (ii) 1,000,000 shares directly held by Mr. DiPerna’s adult daughters, Kelsie DiPerna and Alaria DiPerna, which shares Mr. DiPerna has sole voting power over; (iii) 523,430 shares directly held by the Paul DiPerna Trust (the Trust), of which 303,030 shares were purchased in the 2017 Placement, and (iv) 278,015 shares issuable upon exercise of stock options granted to Mr. DiPerna under the 2017 Plan. The 6,000,000 shares held by the Irrevocable Trust, 1,000,000 shares held by Mr. DiPerna’s adult daughters and 220,440 shares held by the Trust were issued in 2017 to Mr. DiPerna in the Acquisition and transferred to such persons in December 2020 by Mr. DiPerna. Mr. DiPerna is the chairman of our board of directors, and also serves as our chief executive officer, chief financial officer, and secretary. Mr. DiPerna is the trustee of the Irrevocable Trust and the Trust.
(5)	Ms. Vos was appointed to our board of directors in May 2021.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As disclosed elsewhere in this Annual Report on Form 10-K, Mr. DiPerna, is a party to related party transactions with us, see Item 10.

In March 2021, we paid Mr. Burns, a member of our board of directors, $5,585 in settlement of a liability outstanding at March 31, 2020 for consulting services rendered during fiscal 2020. Mr. Burns provided no consulting services to us during fiscal 2021.

In February 2021, Mr. DiPerna and Manchester, which is represented by Mr. Frank, purchased $100,000 and $1,000,000, respectively, aggregate principal amount of our 2021 Notes. As of March 31, 2021, interest payable by us on such 2021 Notes totaled $1,677 and $16,766 for Mr. DiPerna and Manchester, respectively.

Director Independence

See Item 10. Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees billed to us by Farber Hass Hurley LLP, or Farber, our independent registered public accounting firm, for the audit of our consolidated financial statements and other services provided.

	2021	2020
Audit fees(1)	$34,500	$28,900
Audit-related fees(2)	3,700	7,600
Total(3)	$38,200	$36,500

(1)	Audit fees consisted of fees for professional services rendered for the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements and services provided in connection with our issuance of SEC registration statements.
(2)	Audit-related fees consisted of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements fees and primarily related to the issuance of SEC registration statements.
(3)	Farber did not provide any non-audit or other services other than those reported under “Audit fees” and “Audit-related fees.”
57

PART IV

ITEM 15: EXHIBITS

(a)(1)	Consolidated financial statements. See the audited consolidated financial statements for the year ended March 31, 2021 contained in Item 8 of this Report which are incorporated herein by this reference.
(2)	Financial statement schedules. Omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.
(3)	Exhibits. Required exhibits are incorporated by reference or are filed with this Report.

No.	Description
2.1(1)	Reorganization and Share Exchange Agreement dated as of July 24, 2017, by and among the Registrant, Quasuras, Inc., Paul DiPerna and the other stockholders of Quasuras, Inc.
2.2(2)	Addendum No. 1 to Reorganization and Share Exchange Agreement dated as of July 24, 2017, by and among the Registrant, Quasuras, Inc., Paul DiPerna and the other Stockholders of Quasuras, Inc. dated May 3, 2021
3.1(3)	Second Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on June 27, 2017
3.2(4)	Amended Bylaws
4.1(5) +	2017 Equity Incentive Plan, as amended
4.2*	Description of Registrant’s Securities
10.1(6)	Common Stock Purchase Agreement, dated as of April 5, 2017, by and among Bear Lake Recreation, Inc., Manchester Explorer, LP, a Delaware limited partnership, and certain persons named therein
10.2(1)	Form of Common Stock Purchase Agreement, dated as of July 24, 2017, by and between the Registrant and the purchaser named therein
10.3(7)	Form of Common Stock Purchase Agreement dated as of November 19, 2018 among the Registrant and the Investors named therein
10.4(8) +	Employment Agreement dated August 1, 2018, by and between the Registrant and Paul DiPerna
10.5(1)	Intellectual Property Assignment Agreement dated July 24, 2017, by and between the Registrant, Quasuras, Inc. and Paul DiPerna
10.6(1) +	Technology Royalty Agreement dated as of July 24, 2017, by and between the Registrant, Quasuras, Inc. and Paul DiPerna
10.7(8)	Service Agreement effective January 16, 2019 between the Registrant and Liam Burns
10.8(8)	Standard Sublease Agreement, dated August 21, 2017, between the Registrant and Western Education Corporation
10.9(9)	Lease between MCP Socal Industrial – Bernardo, LLC and the Registrant dated January 10, 2020
10.10(9)	Consulting Agreement between the Registrant and Liam Burns dated April 15, 2019
10.11(9)	Consulting Agreement between the Registrant and Liam Burns dated July 15, 2019
10.12(9)	Consulting Agreement between the Registrant and Liam Burns dated September 3, 2019
10.13(9)	Service Agreement effective December 31, 2019 between the Registrant and Carmen Volkart
10.14(9)	Service Agreement effective January 23, 2020 between the Registrant and William Febbo
10.15(9)	Form of Indemnification Agreement between the Registrant and each of its directors and officers used from January 23, 2020
10.16(9) +	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended 2017 Equity Incentive Plan
10.17(10) +	First Amendment to Employment Agreement between the Registrant and Paul DiPerna effective as of May 12, 2020
10.18(11)	U.S. Small Business Administration Paycheck Protection Program Note dated April 23, 2020
10.19(11)	Second Amendment to Employment Agreement between the Registrant and Paul DiPerna effective as of July 1, 2020
10.21(12)	Form of Convertible Promissory Note dated February 8, 2021
10.22(13)	Form of Convertible Promissory Note issued in the 2021 Placement
10.23(13)	Form of Common Stock Purchase Warrant issued in the 2021 Placement
10.24(13)	Form of Securities Purchase Agreement for the 2021 Placement
10.26*	Service Agreement effective May 18, 2020 between the Registrant and Ellen O'Connor Vos
21.1	Sole Subsidiary of the Registrant (as disclosed in the Notes to Consolidated Financial Statements as of March 31, 2021 in Item 8 of this Report)
23.1*	Consent of Independent Registered Public Accounting Firm - Farber Hass & Hurley LLP
24.1	Power of Attorney (see signature page of this Report)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	As filed with the Registrant’s Current Report on Form 8-K filed July 28, 2017, and incorporated herein by reference.
(2)	As filed with the Registrant’s Current Report on Form 8-K filed May 12, 2021, and incorporated herein by reference.
(3)	As filed with the Registrant’s Current Report on Form 8-K filed June 29, 2017, and incorporated herein by reference.
(4)	As filed with the Registrant’s Annual Report on Form 10-K/A for the year ended June 30, 2008, and incorporated herein by reference.
(5)	As filed with the Registrant’s Annual Report on Form 10-K filed June 29, 2018, and incorporated herein by reference.
(6)	As filed with the Registrant’s Current Report on Form 8-K filed April 5, 2017, and incorporated herein by reference.
(7)	As filed with the Registrant’s Current Report on Form 8-K filed November 20, 2018 and incorporated herein by reference.
(8)	As filed with the Registrant’s Registration Statement on Form S-1, as amended, originally filed June 27, 2019, declared effective October 22, 2019 (Commission File No. 333-232377), and incorporated herein by reference.
(9)	As filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, and incorporated herein by reference.
(10)	As filed with the Registrant’s Current Report on Form 8-K filed May 27, 2020, and incorporated herein by reference.
(11)	As filed with the Registrant’s Current Report on Form 8-K filed May 12, 2020, and incorporated herein by reference.
(12)	As filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, and incorporated herein by reference.
(13)	As filed with the Registrant’s Current Report on Form 8-K filed May 12, 2021, and incorporated herein by reference.

+	Management contract, compensatory plan or arrangement.
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th  day of June, 2021.

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

Name	Title	Date

/s/ Paul M. DiPerna	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, (principal financial and accounting officer) and	June 29, 2021
Paul M. DiPerna
Director (Chairman of the Board)

Director
Liam Burns

/s/ William Febbo	Director	June 29, 2021
William Febbo

/s/ Morgan Frank	Director	June 29, 2021
Morgan Frank

/s/ Carmen Volkart	Director	June 29, 2021
Carmen Volkart

/s/ Ellen O’Connor Vos	Director	June 29, 2021
Ellen O’Connor Vos
60