Form 10-Q
period 2021-06-30
Modular Medical, Inc.
filed 2021-08-16
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-49671

MODULAR MEDICAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0620495
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 18,971,656 as of August 12, 2021.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2021 (Unaudited)	March 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,380,968	$1,468,465
Prepaid expenses	80,830	178,158
Other current assets	4,632	2,466
TOTAL CURRENT ASSETS	3,466,430	1,649,089

Property and equipment, net	294,384	298,958
Right of use asset, net	181,499	200,124
Security deposit	100,000	100,000
TOTAL NON-CURRENT ASSETS	575,883	599,082

TOTAL ASSETS	$4,042,313	$2,248,171

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$462,615	$169,284
Accrued expenses	511,990	499,948
Short-term lease liability	130,142	125,500
PPP note payable	—	368,780
Convertible notes payable	4,369,440	2,133,453
TOTAL CURRENT LIABILITIES	5,474,187	3,296,965

LONG-TERM LIABILITIES`
Long-term lease liability	149,614	184,355
Bonus payable	—	42,000
TOTAL LIABILITIES	5,623,801	3,523,320

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized; 18,971,656 and 18,906,148 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	18,972	18,906
Additional paid-in capital	19,181,641	14,652,955
Common stock issuable	—	—
Accumulated deficit	(20,782,101)	(15,947,010)
TOTAL STOCKHOLDERS’ DEFICIT	(1,581,488)	(1,275,149)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,042,313	$2,248,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2021	2020
Operating expenses
Research and development	1,788,131	970,815
General and administrative	1,585,456	903,397
Total operating expenses	3,373,587	1,874,212
Loss from operations	(3,373,587)	(1,874,212)

Other income	368,823	55
Interest expense	(508,877)	—
Loss on debt extinguishment	(1,321,450)	—

Net loss	$(4,835,091)	$(1,874,157)

Net loss per share
Basic and diluted	$(0.26)	$(0.10)

Shares used in computing net loss per share
Basic and diluted	18,954,340	18,334,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

			Additional	Common
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance as of March 31, 2021	18,906,148	$18,906	$14,652,955	$—	$(15,947,010)	$(1,275,149)
Shares issued for services	60,000	60	172,140	—	—	172,200
Warrants issued with convertible notes	—	—	3,700,632	—	—	3,700,632
Stock-based compensation	5,508	6	655,914	—	—	655,920
Net loss	—	—	—	—	(4,835,091)	(4,835,091)
Balance as of June 30, 2021	18,971,656	$18,972	$19,181,641	$—	$(20,782,101)	$(1,581,488)

			Additional	Common
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Equity
Balance as of March 31, 2020	17,870,261	$17,870	$10,505,592	$923,994	$(8,569,034)	$2,878,422
Private placement of common stock	729,897	730	2,041,898	(923,994)	—	1,118,634
Stock-based compensation	—	—	344,716	—	—	344,716
Net loss	—	—	—	—	(1,874,157)	(1,874,157)
Balance as of June 30, 2020	18,600,158	$18,600	$12,892,206	$—	$(10,443,191)	$2,467,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2021	2020
Net loss	$(4,835,091)	$(1,874,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on PPP note forgiveness	(368,780)	—
Loss on debt extinguishment	1,321,450	—
Stock-based compensation expense	655,920	344,716
Depreciation and amortization	24,649	24,986
Shares for services	266,910	—
Amortization of lease right-of-use asset	18,625	(19,593)
Change in lease liability	(30,099)	121,204
Amortization of debt discount	338,619	—
Other	2	(575)
Changes in assets and liabilities:
Other assets and prepaid expenses	451	13,478
Accounts payable and accrued expenses	402,723	(117,607)
Net cash used in operating activities	(2,204,621)	(1,507,548)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(20,076)	(12,934)
Net cash used in investing activities	(20,076)	(12,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	—	1,170,808
Proceeds from issuance of convertible notes, net of placement fees	4,137,200	—
Issuance of PPP note	—	368,780
Net cash provided by financing activities	4,137,200	1,539,588

Net increase in cash and cash equivalents	1,912,503	19,106

Cash and cash equivalents at beginning of period	1,468,465	3,122,134

Cash and cash equivalents at end of period	$3,380,968	$3,141,240

Supplemental disclosure:
Noncash investing and financing activities:
Fair value of detachable warrants issued with convertible notes	$3,700,632	$—

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

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product offering. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

Basis of Presentation

The Company’s fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the condensed consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2022 refers to the fiscal year ending March 31, 2022). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quasuras. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company have been prepared without audit. The condensed consolidated balance sheet as of March 31, 2021 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations of the Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending March 31, 2022 or for any other future period.

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

Due to their short-term nature, the carrying values of cash equivalents, accounts payable, accrued expenses and notes payable approximate fair value.

Per-Share Amounts

Basic net loss per share is computed by dividing loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. For the three months ended June 30, 2021 and 2020, outstanding options to purchase 3,751,437 and 3,407,587 shares of common stock were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended June 30, 2021 and 2020, the Company’s comprehensive loss was the same as its net loss.

Recently Adopted Accounting Pronouncement

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity (ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company early adopted ASU 2020-06 effective April 1, 2021, and the impact of the adoption was not material to the Company’s consolidated financial statements.

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

Future minimum payments under the facility operating lease, as of June 30, 2021, are listed in the table below.

Operating
Annual Fiscal Years	lease
2022	115,074
2023	158,028
2024	40,692
Less:
Imputed interest	(34,038)
Present value of lease liabilities	$279,756

Cash paid for amounts included in the measurement of lease liabilities was $48,085. Rent expense was $26,884 and $26,885 for the three months ended June 30, 2021 and 2020, respectively.

NOTE 3 – PPP NOTE

On April 24, 2020, the Company received a $368,780 unsecured loan (the PPP Note) under the Paycheck Protection Program (the PPP), which was established under the U.S. government’s Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The PPP Note to the Company was made through Silicon Valley Bank (the Lender), and the Company entered into a U.S. Small Business Administration Paycheck Protection Program Note (the Agreement) with the Lender evidencing the PPP Note. The full amount of the PPP Note was due in April 2022 and interest accrued on the outstanding principal balance of the PPP Note at a fixed rate of 1.0% per annum, which was deferred for 10 months after the covered period during which the Company used the proceeds.

The Company applied to the Lender for forgiveness of the PPP Note in October 2020, and, in May 2021, the Company was notified by the Lender and the U.S. Small Business Administration that the outstanding principal and accrued interest for the PPP Note was forgiven in full. The Company accounted for the forgiveness of the PPP Note in accordance with Accounting Standards Codification Topic 470: Debt (ASC 470), and the amount forgiven was recorded as a gain on extinguishment and recognized in the other income line of the condensed consolidated statement of operations.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

From February through April 2021, the Company sold $2,310,000 of convertible promissory notes (the Original Notes), at par in a private placement transaction effected pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended. Effective April 30, 2021, pursuant to a revocation and replacement agreement between each holder of an Original Note and the Company (the Revocation Agreement), the $2,310,000 of Original Notes and accrued interest thereon as of April 30, 2021 were replaced with $2,360,550 aggregate principal amount of Notes (as defined below). The Company accounted for the replacement of the Original Notes in accordance with ASC 470 and recorded a loss on extinguishment of $1,321,450 and interest expense of $70,647 for unamortized debt issuance costs as of April 30, 2021.

In April and May 2021, pursuant to a Securities Purchase Agreement (the SPA), the Company sold to investors $4,250,000 aggregate principal amount of convertible promissory notes (the Notes) and warrants to purchase shares of its common stock (the Warrants). The Notes are unsecured obligations of the Company with each Note having a stated maturity date of 12 months from its issue date (the Issue Date). The Notes bear interest at a rate of 12% per annum, payable on maturity, provided that, if the Company fails to pay any amounts when due under a Note, the interest rate increases to the greater of 16% or the maximum amount permitted by law. Each Note may be prepaid at the Company’s option during the first 270 calendar days following its Issue Date (the 270th day, the Trigger Date), subject to a 110% prepayment penalty on outstanding principal and accrued interest then outstanding. No Note may be prepaid in whole or in part after the Trigger Date.

Notes outstanding after the Trigger Date may be converted into shares of the Company’s common stock at an initial conversion price of $2.87 per share; provided that a Note holder may not convert any portion of its Note that would cause it to beneficially own in excess of 4.99% of the Company’s outstanding common stock. The conversion price and number of shares of Company common stock issuable upon conversion of the Notes are subject to adjustment from time to time for subdivisions and consolidations of shares and other standard dilutive and corporate events, as provided in the Notes. Subject to certain Exempt Issuances (as defined in the Notes), if while a Note is outstanding, the Company sells, issues or grants any shares of its common stock or other securities to acquire shares of common stock at a price per share less than the then conversion price, such conversion price shall be reduced to such lesser price, and the number of conversion shares issuable upon conversion of the Notes shall be increased, as provided in the Notes.

If the Company completes an offering of its common stock or other securities in excess of $12,000,000 of gross proceeds (a Qualified Capital Raise), each Note holder will be required to convert its Adjusted Note Amount into the securities of such Qualified Capital Raise. Adjusted Note Amount equals the product of (i) the sum of all outstanding principal plus accrued interest on a Note, multiplied by (ii) 1.25.

The Notes contain a number of Company events of default (Events of Default) including, without limitation (i) failure to pay any principal or interest thereon when due, (ii) failure to timely deliver shares upon conversions, (iii) failure to comply with SEC reporting requirements under the Exchange Act, (iv) certain breaches of the SPA, the Notes, the Warrants, and the Registration Rights Agreement, (v) material restatements of the Company’s consolidated financial statements filed with the SEC, (vi) a holder’s inability to rely on Rule 144 for sales of shares underlying the Notes, (vii) the Company’s common stock is suspended or halted from trading and/or fails to be quoted or listed (as applicable) on the OTCQB, OTCQX, any tier of the NASDAQ Stock Market, the New York Stock Exchange, or the NYSE American within 10 days thereafter, (viii) failure to file with the SEC a registration statement covering the resale of shares of common stock underlying the Notes and Warrants within 60 calendar days following the Issue Date, (ix) failure to cause such registration statement to become effective within 120 calendar days following the Issue Date, or (x) certain mergers consolidations, business combinations and sales of all or substantially all of the Company’s assets in the event the Company is not the survivor of such transaction.

Upon an Event of Default, a Note holder may declare all amounts under its Note(s) due and payable, in which event the Company will be required to pay such Note holder the sum of (i) the product of (a) all then outstanding principal amount and accrued interest thereon, multiplied by (b) 125%; and (ii) all collection costs including legal fees and expenses in connection therewith. At the option of a Note holder, in the event the Company receives cash proceeds as a result of certain events, including, but not limited to, payments from customers, issuances of debt or equity securities, exercise of warrants or asset sales, the Company will be required to use such proceeds to repay all or any lesser outstanding amounts due under such holder’s Note.

The Notes include covenants, representations, warranties, other payment obligations and agreements by the Company including, without limitation, most-favored nation rights, rights of participation and first refusal and exchange rights.

In connection with the issuance of the Notes, the Company issued Warrants to purchase in the aggregate 2,303,348 shares of its common stock at an initial exercise price of $8.00 per share. The Warrants may be exercised for a period of five years from the Trigger Date, provided that, if prior to the Trigger Date, the Company (i) completes a Qualified Capital Raise, the outstanding Warrants shall be cancelled or (ii) prepays a holder’s Note(s) in whole or in part, such holder’s pro-rata number of Warrants shall be cancelled. The fair value of the Warrants was $3,700,632, of which $2,379,182 was recorded as a debt discount, which is being amortized to interest expense over the term of the Warrants, and $1,321,450 was recorded as a loss on debt extinguishment. The Company calculated the fair value of the Warrants utilizing the Black-Scholes valuation model with the following assumptions: volatility of 88.98%, risk-free interest rate of 0.86%, a term of 5.75 years and a dividend yield of zero.

In connection with the April and May 2021 sales of the $4,250,000 aggregate principal amount of the Notes, the Company incurred debt issuance costs of $116,000, which were recorded as a debt discount and are being amortized to interest expense over the term of the Notes using the effective interest rate method. The interest expense attributable to the debt discount, comprising the debt issuance costs and Warrants, during the three months ended June 30, 2021 was approximately $338,619.

The $6,610,550 aggregate principal amount of Notes are due and payable in full in the first quarter of fiscal 2023. As of June 30, 2021, the Notes and accrued interest could be converted into 2,354,653 shares of common stock at a conversion price of $2.87 per share.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT) & STOCK-BASED COMPENSATION

During the three months ended June 30, 2021, the Company issued 60,000 shares of common stock to a service provider.

2017 Equity Incentive Plan

In October 2017, the Board approved the 2017 Equity Incentive Plan (the Plan) with 3,000,000 shares of common stock reserved for issuance. In January 2020, the Board approved an increase in the number of shares reserved for issuance by 1,000,000 shares. Under the Plan, eligible employees, directors and consultants may be granted a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards and restricted stock units. The Plan is administered by the Board or, in the alternative, a committee designated by the Board.

Stock-Based Compensation Expense

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant date fair value. As of June 30, 2021, the unamortized compensation cost was $2,288,683 related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 1.94 years.

During the three months ended June 30, 2021, the Company granted 5,508 shares to members of its board of directors (the Board) in accordance with its Board compensation plan for non-employee directors. During the three months ended June 30, 2021, the Company granted options to purchase 182,321 shares of its common stock to employees, directors and consultants. The options had 10-year terms, and 47,320 options granted on June 30, 2020, in accordance with its Board compensation plan for non-employee directors, vested immediately. During the three months ended June 30, 2021, the fair value of the options granted was $698,093, and $300,918 was recorded as stock-based compensation expense in the condensed consolidated statement of operations.

The following assumptions were used in the fair value calculations:

Three Months Ended
	June 30, 2021	June 30, 2020
Risk-free interest rates	0.81% - 0.87%	0.31% - 0.37%
Volatility	89% - 366%	123% - 128%
Expected life (years)	5.0 - 6.0	5.0 - 6.0

The fair values of options at the grant date were estimated utilizing the Black-Scholes valuation model, which includes simplified methods to establish the fair term of options, as well as average volatility. The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates, as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. A dividend yield of zero was applied because the Company has never paid dividends and has no intention to pay dividends in the foreseeable future. In accordance with ASU No. 2016-09, the Company accounts for forfeitures as they occur.

A summary of stock option activity under the EIP is presented below:

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at March 31, 2021	408,245	3,591,755	$1.75
Options granted	(182,321)	182,321	4.23
Share awards	(5,508)	—	—
Options cancelled and returned to the Plan	22,639	(22,639)	2.87
Balance at June 30, 2021	243,055	3,751,437	$1.86

There were no stock options exercised during the three months ended June 30, 2021 and 2020.

The following table summarizes the range of outstanding and exercisable options as of June 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$0.66 - $5.90	3,751,437	8.09	$1.86	2,420,577	$1.47	$10,761,492

The intrinsic value per share is calculated as the excess of the closing price of the common stock on the Company’s principal trading market over the exercise price of the option.

The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the three months ended June 30, 2021 and 2020, there were no such tax benefits associated with the exercise of stock options.

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations.  All tax returns for fiscal 2016 to fiscal 2020 may be subject to examination by the U.S. federal and state tax authorities.  As of June 30, 2021, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 7 – RELATED PARTY TRANSACTIONS

2021 Placement

In February 2021, the Company’s chief executive officer and an existing investor, who is represented by a member of the Company’s board of directors, purchased $100,000 and $1,000,000, aggregate principal amount of the Original Notes, respectively. Effective April 30, 2021, the Related Party Holders entered into Revocation Agreements with the Company pursuant to which their collective $1,100,000 aggregate principal amount of Original Notes and accrued interest of $50,091 were replaced with Notes. At June 30, 2021, the investor and executive officer held Notes in an aggregate principal amount of $1,026,630 and $102,663, respectively, with $20,589 and $2,059 of interest payable thereon.

In May 2021, a member of the Board purchased $200,000 aggregate principal amount of Notes. At June 30, 2021, approximately $4,000 of interest was payable by the Company thereon.

NOTE 8 – COMMITMENTS & CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the three months ended June 30, 2021 and 2020 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements, and no claims for payment have been made under such agreements.

NOTE 9 – SUBSEQUENT EVENT

On August 11, 2021, the Board approved an increase in the number of shares reserved for issuance under the Plan by 4,000,000 shares, bringing the total shares reserved for issuance to 8,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (this Report). This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2021 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2021. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors including, without limitation, the direct and indirect effects of coronavirus disease 2019, or COVID-19, and related issues that may arise therefrom. Many of those factors are outside of our control and could cause actual results to differ materially from those expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Report, refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2022 refers to the fiscal year ending March 31, 2022). Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer to Modular Medical, Inc. and its consolidated subsidiary.

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

We continue to develop our insulin pump product and are working on the required testing and documentation for our submission to the U.S. Food and Drug Administration, or FDA, to obtain clearance to bring the product to market. We have therefore not generated any revenues from product sales. Our net losses were $4.8 million for the three months ended June 30, 2021 and $7.4 million and $5.3 million for the years ended March 31, 2021 and 2020, respectively. As of June 30, 2021, we had a negative working capital of approximately $2.0 million and an accumulated deficit of $20.8 million.

Historically, we have financed our operations principally through private placements of our common stock and convertible promissory notes. Based on our current operating plan, substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 1 of this Report are issued exists. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities, to support our future operations. If we are unable to secure additional capital, we will be required to curtail our research and development initiatives and take additional measures to reduce costs. We have provided additional disclosure in Note 1 to the condensed consolidated financial statements and under Liquidity below.

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

In March 2020, Santa Diego County in California, where we are based, and the state of California issued “shelter-in-place” orders (the Orders). We complied with the Orders and minimized business activities at our San Diego facility from March 2020 until May 2021. During that time, we implemented a teleworking policy for our employees and contractors to reduce on-site activity at our facility. In May 2021, our employees and certain contractors returned to work in our office. We have and continue to experience longer lead times for certain components used to manufacture initial quantities of our products for our submission to the FDA, which is expected to occur in the quarter ending December 31, 2021. We remain diligent in continuing to identify and manage risks to our business given the changing uncertainties related to COVID-19. While we believe that our operations personnel are currently in a position to build an adequate supply of products for our FDA submission, we recognize that unpredictable events could create difficulties in the months ahead. We may not be able to address these difficulties in a timely manner, which could delay our submission to the FDA and negatively impact our business, results of operations, financial condition and cash flows.

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. We were recently able to raise additional capital in a private placement of convertible promissory notes (see discussion below under Liquidity). However, we need to raise additional capital to support our operations in the future. We may be unable to access the capital markets or additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and holders of the convertible promissory notes and to our business.

For additional information on risks that could impact our future results, please refer to “Risk Factors” in Part II, Item 1A of this Report.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2021. As of June 30, 2021, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	Three months ended June 30,		Change
	2021	2020	2020 to 2021
Research and development	$1,788,131	$970,815	$817,316	84.2%

Our research and development expenses include personnel, overhead and other costs associated with the development of our insulin pump product. We expense research and development costs as they are incurred.

Research and development, or R&D, expenses increased for the three months ended June 30, 2021 compared with the same period of 2020, primarily due to increased engineering and operations personnel and consulting costs. Our full-time R&D employee headcount increased to 22 at June 30, 2021 from 10 at June 30, 2020. R&D expenses included stock-based compensation expenses of $138,286 and $103,725 for the quarters ended June 30, 2021 and June 30, 2020, respectively. We expect research and development expenses to increase for the remainder of fiscal 2021, as we continue to advance the development of our pump product and develop a low-volume manufacturing process.

General and Administrative

	Three months ended June 30,		Change
	2021	2020	2020 to 2021
General and administrative	$1,585,456	$903,397	$682,059	75.5%

General and administrative expenses consist primarily of personnel and related overhead costs for marketing, finance, human resources and general management.

General and administrative expenses, or G&A, increased for the three months ended June 30, 2021 compared with the same period of 2020, primarily as a result of increased personnel and consulting costs, stock-based compensation expenses and professional services fees. Our full-time G&A headcount increased to 4 at June 30, 2021 from 3 at June 30, 2020. G&A expenses included stock-based compensation expenses of $517,635 and $240,991 for quarters ending June 30, 2021 and June 30, 2020, respectively. We expect G&A expenses to remain flat for the remainder of fiscal 2022.

Liquidity and Capital Resources

As a development-stage enterprise, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with R&D activities and G&A expenses associated with our operations. For the three months ended June 30, 2021, we incurred a net loss of approximately $4.4 million. For the years ended March 31, 2021 and 2020, we incurred net losses of approximately $7.4 million and $5.3 million, respectively. At June 30, 2021, we had a cash balance of approximately $3.4 million and an accumulated deficit of approximately $20.8 million. When considered with our current operating plan and the requirement to repay all of the Notes by May 2022, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 1 of this Report are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our future operations, and we are currently seeking such additional financing. As discussed in Note 3 to our condensed consolidated financial statements in Item 1 of this Report, we obtained forgiveness of the $368,000 principal balance and interest on the PPP Note we received from Silicon Valley Bank in April 2020 under the U.S. Small Business Administration Paycheck Protection Program. As discussed in Note 4 to our condensed consolidated financial statements in Item 1 of this Report, in May 2021, we completed a private placement of $6,610,500 aggregate principal amount of our convertible promissory notes (the Notes). The Notes are unsecured obligations of ours with each Note having a stated maturity date of 12 months from its issue date (the Issue Date). The Notes bear interest at a rate of 12% per annum, payable on maturity, provided that, if we fail to pay any amounts when due under a Note, the interest rate increases to the greater of 16% or the maximum amount permitted by law. Each Note may be prepaid at the Company’s option during the first 270 calendar days following its Issue Date (the 270th day, the Trigger Date), subject to a 110% prepayment penalty on all principal and accrued interest then outstanding. No Notes may be prepaid in whole or in part after the Trigger Date.

Our operating needs include the planned costs to repay the Notes, if the Notes are not converted in connection with a future equity financing, and operate our business, including amounts required to fund research and development activities, including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings. If we are unable to secure additional capital, we will be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

For the three months ended June 30, 2021, we used $2,204,621 in operating activities, which primarily resulted from our net loss of $4,835,091, increased for a non-cash gain on the PPP Note extinguishment of $368,780 and net changes in operating lease assets and liabilities of $11,474, as adjusted for changes to operating assets and liabilities of $403,174, a loss on debt extinguishment of $1,321,450 stock-based compensation expenses of $655,920, $266,910 for issuances of shares of common stock in exchange for services, depreciation and amortization expenses of $24,649, interest expense of $338,619 for amortization of debt discount, and other immaterial adjustments. For the three months ended June 30, 2020, we used $1,507,548 in operating activities, which primarily resulted from our net loss of $1,874,157 and changes to operating assets and liabilities of $104,129, as adjusted for stock-based compensation expenses of $344,716, depreciation and amortization expenses of $24,986, net changes in lease assets and liabilities of $101,611 and other immaterial adjustments.

For the three months ended June 30, 2021, cash used in investing activities of $20,076 was for the purchase of property and equipment. For the three months ended June 30, 2020, cash used in investing activities of $12,934 was for the purchase of property and equipment.

Cash provided by financing activities of $4,137,200 for the three months ended June 30, 2021 was attributable to net proceeds from the issuance of our Notes. Cash provided by financing activities of $1,539,588 for the three months ended June 30, 2020 was attributable to proceeds of $1,170,808 from sales of our common stock in a private placement initiated in March 2020 and $368,780 from the PPP Note.

Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements are detailed in Note 1 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We disclosed a number of material risks under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2021, which we filed with the SEC on June 29, 2021.

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

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. We were recently able to raise additional capital in a private placement of convertible promissory notes, however, we will need to raise additional capital to support our operations in the future. We may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

From April 1, 2021 through June 30, 2021, we sold, at par, to accredited investors in a private placement $6,610,550 aggregate principal amount of our 12% unsecured convertible promissory notes, due 12 months from each respective issuance date, at par, and warrants to purchase in the aggregate 2,303,348 shares of our common stock at an exercise price of $8.00 per share, exercisable for a 5-year period, as provided in such warrants.

Such sales were made pursuant to exemptions from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act. We made such determinations based upon representations by the purchasers of such securities including, without limitation, that such purchasers were “accredited investors” as defined in the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Document
2.2(1)	Addendum No. 1 to Reorganization and Share Exchange Agreement dated as of July 24, 2017, by and among the Registrant, Quasuras, Inc., Paul DiPerna and the other Stockholders of Quasuras, Inc. dated May 3, 2021
10.21(1)	Form of Convertible Promissory Note issued in the 2021 Placement
10.22(1)	Form of Common Stock Purchase Warrant issued in the 2021 Placement
10.23(1)	Form of Securities Purchase Agreement for the 2021 Placement
10.24(1)	Form of Registration Rights Agreement for the 2021 Placement
31.1	Certification of Paul M. DiPerna pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Paul M. DiPerna pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1) As filed with the Registrant’s Current Report on Form 8-K filed May 12, 2021, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date: August 16, 2021	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
President, Chief Financial Officer, Secretary and Treasurer
(principal executive, financial and accounting officer)
19