Form 10-Q
period 2021-09-30
Modular Medical, Inc.
filed 2021-11-12
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-49671

MODULAR MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0620495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16772 W. Bernardo Drive, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

(858) 800-3500
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report))

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 19,100,154 as of November 10, 2021.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2021 (Unaudited)	March 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$798,161	$1,468,465
Prepaid expenses	43,580	178,158
Other current assets	2,920	2,466
TOTAL CURRENT ASSETS	844,661	1,649,089

Property and equipment, net	268,138	298,958
Right of use asset, net	162,039	200,124
Security deposit	100,000	100,000
TOTAL NON-CURRENT ASSETS	530,177	599,082

TOTAL ASSETS	$1,374,838	$2,248,171

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$692,772	$169,284
Accrued expenses	678,797	499,948
Short-term lease liability	134,914	125,500
PPP note payable	—	368,780
Convertible notes payable	4,855,260	2,133,453
TOTAL CURRENT LIABILITIES	6,361,743	3,296,965

LONG-TERM LIABILITIES
Long-term lease liability	113,909	184,355
Bonus payable	—	42,000
TOTAL LIABILITIES	6,475,652	3,523,320

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized; 18,982,562 and 18,906,148 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	18,983	18,906
Additional paid-in capital	20,044,061	14,652,955
Accumulated deficit	(25,163,858)	(15,947,010)
TOTAL STOCKHOLDERS’ DEFICIT	(5,100,814)	(1,275,149)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,374,838	$2,248,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Operating expenses
Research and development	2,105,380	1,092,665	3,893,511	2,063,480
General and administrative	1,589,032	766,513	3,174,489	1,669,910
Total operating expenses	3,694,412	1,859,178	7,068,000	3,733,390
Loss from operations	(3,694,412)	(1,859,178)	(7,068,000)	(3,733,390)

Other income	48	49	368,872	104
Interest expense	(685,793)	—	(1,194,670)	—
Loss on debt extinguishment	—	—	(1,321,450)	—

Loss before income taxes	(4,380,157)	(1,859,129)	(9,215,248)	(3,733,286)

Provision for income taxes	1,600	1,600	1,600	1,600

Net Loss	$(4,381,757)	$(1,860,729)	$(9,216,848)	$(3,734,886)

Net loss per share
Basic and diluted	$(0.23)	$(0.10)	$(0.49)	$(0.20)

Shares used in computing net loss per share
Basic and diluted	18,971,775	18,600,158	18,962,747	18,469,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

			Additional	Common
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance as of March 31, 2021	18,906,148	$18,906	$14,652,955	—	$(15,947,010)	$(1,275,149)
Shares issued for services	60,000	60	172,140	—	—	172,200
Warrants issued with convertible notes	—	—	3,700,632	—	—	3,700,632
Stock-based compensation	5,508	6	655,914	—	—	655,920
Net loss	—	—	—	—	(4,835,091)	(4,835,091)
Balance as of June 30, 2021	18,971,656	$18,972	$19,181,641	$—	$(20,782,101)	$(1,581,488)

Stock-based compensation	10,906	11	862,420	—	—	862,431
Net loss	—	—	—	—	(4,381,757)	(4,381,757)
Balance as of September 30, 2021	18,982,562	$18,983	$20,044,061	$—	$(25,163,858)	$(5,100,814)

			Additional	Common
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Equity
Balance as of March 31, 2020	17,870,261	$17,870	$10,505,592	$923,994	$(8,569,034)	$2,878,422
Private placement of common stock	729,897	730	2,041,898	(923,994)	—	1,118,634
Stock-based compensation	—	—	344,716	—	—	344,716
Net loss	—	—	—	—	(1,874,157)	(1,874,157)
Balance as of June 30, 2020	18,600,158	$18,600	$12,892,206	$—	$(10,443,191)	$2,467,615

Stock-based compensation	—	—	300,604	—	—	300,604
Net loss	—	—	—	—	(1,860,729)	(1,860,729)
Balance as of September 30, 2020	18,600,158	$18,600	$13,192,810	$—	$(12,303,920)	$907,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2021	2020
Net loss	$(9,216,848)	$(3,734,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on PPP note forgiveness	(368,780)	—
Loss on debt extinguishment	1,321,450	—
Stock-based compensation expense	1,518,351	645,320
Depreciation and amortization	53,599	52,314
Shares issued for services	314,265	—
Amortization of lease right-to-use asset	38,085	35,923
Change in lease liability	(61,032)	94,518
Amortization of debt discount	824,439	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(7,941)	28,659
Accounts payable and accrued expenses	799,687	(151,519)
Net cash used in operating activities	(4,784,725)	(3,029,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(22,779)	(93,303)
Net cash used in investing activities	(22,779)	(93,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement, net of issuance costs	—	1,118,634
Proceeds from issuance of convertible notes, net of placement fees	4,137,200	—
Proceeds from issuance of PPP note payable	—	368,780
Net cash provided by financing activities	4,137,200	1,487,414

Net decrease in cash and cash equivalents	(670,304)	(1,635,560)

Cash and cash equivalents at beginning of period	1,468,465	3,122,134

Cash and cash equivalents at end of period	$798,161	$1,486,574
Supplemental disclosure:
Noncash investing and financing activities:
Fair value of detachable warrants issued with convertible notes	$3,700,632	$—

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

The Company is a development-stage, medical-device company focused on the design, development, and commercialization of an innovative insulin pump using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of a novel two-part, patch pump product, the Company seeks to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care that presently available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, the Company seeks to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The Company’s pump product seeks to serve both the type 1 and type 2 diabetes markets.

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

The Company expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and subsequent commercialization of its product. The Company expects that its research and development and general and administrative expenses will continue to increase, and, as a result, it will eventually need to generate significant product revenues to achieve profitability. The Company’s expected operating losses and cash burn and the need to repay the convertible promissory notes and accrued interest in the first half of 2022 raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise additional capital, through the sale of additional equity or debt securities, to support its future operations. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. As disclosed in note 9, the Company recently sold shares of its common stock to two of its officers, obtained access to a credit facility and filed a registration statement to offer shares of its common stock.

The Company’s operating needs include the planned costs to operate its business, including amounts required to repay its convertible promissory notes (if not converted), fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product offering. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending March 31, 2022 or for any other future period.

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

Per-Share Amounts

Basic net loss per share is computed by dividing loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. For the six months ended September 30, 2021 and 2020, outstanding options to purchase 4,972,948 and 3,480,088 shares of common stock, respectively, were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended September 30, 2021 and 2020, the Company’s comprehensive loss was the same as its net loss.

Recently Adopted Accounting Pronouncement

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company early adopted ASU 2020-06 effective April 1, 2021, and the impact of the adoption was not material to the Company’s consolidated financial statements.

NOTE 2 – LEASES

Effective April 1, 2019, the Company adopted ASU No. 2016-02, Leases (ASC 842), and related ASUs, as amended, using the alternative transition method, which allowed the Company to initially apply the new lease standard at the adoption date (the “effective date method”). In January 2020, the Company executed a lease for a new, larger corporate facility in San Diego, California and paid a $100,000 security deposit. The 39-month lease term commenced April 1, 2020, and the lease provides for an initial monthly rent of approximately $12,400 annual rent increases of approximately 3%. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs. The right-to-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. A discount rate of 11%, which approximated the Company’s incremental borrowing rate, was used to measure the lease asset and liability. Lease expense is recognized on a straight line basis over the lease term.

The Company obtained a right-of-use asset of $270,950 in exchange for its obligations under the operating lease. The landlord also provided a lease incentive of approximately $139,000, which was paid to the Company in June 2020, for the Company to make improvements to the leased space.

Future minimum payments under the facility operating lease, as of September 30, 2021, are listed in the table below.

Operating
Annual Fiscal Years	lease
2022	76,716
2023	158,028
2024	40,692
Less:
Imputed interest	(26,613)
Present value of lease liabilities	$248,823

Cash paid for amounts included in the measurement of lease liabilities was $76,716 for the six months ended September 30, 2021. Rent expense was $53,768 and $53,768 for the six months ended September 30, 2021 and 2020, respectively, and $26,884 and $26,844 for the three months ended September 30, 2021 and 2020, respectively.

NOTE 3 – PPP NOTE

On April 24, 2020, the Company received a $368,780 unsecured loan (the PPP Note) under the Paycheck Protection Program (the PPP), which was established under the U.S. government’s Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The PPP Note to the Company was made through Silicon Valley Bank (the Lender), and the Company entered into a U.S. Small Business Administration Paycheck Protection Program Note with the Lender evidencing the PPP Note. The full amount of the PPP Note was due in April 2022 and interest accrued on the outstanding principal balance of the PPP Note at a fixed rate of 1.0% per annum, which was deferred for 10 months after the covered period during which the Company used the proceeds.

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

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

From February through April 2021, the Company sold $2,310,000 of convertible promissory notes (each an Original Notes and, collectively, the Original Notes), at par in a private placement transaction effected pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended. Effective April 30, 2021, pursuant to a revocation and replacement agreement between each holder of an Original Note and the Company (the Revocation Agreement), the $2,310,000 of Original Notes and accrued interest thereon as of April 30, 2021 were replaced with $2,360,550 aggregate principal amount of new Notes (as defined below). The Company accounted for the replacement of the Original Notes in accordance with ASC 470 and recorded a loss on extinguishment of $1,321,450 and interest expense of $70,647 for unamortized debt issuance costs as of April 30, 2021.

In April and May 2021, pursuant to a Securities Purchase Agreement by and between the Company and each investor (the SPA), the Company sold to investors $4,250,000 aggregate principal amount of convertible promissory notes (the Notes) and warrants to purchase shares of its common stock (the Warrants). The Notes are unsecured obligations of the Company with each Note having a stated maturity date of 12 months from its issue date (the Issue Date). The Notes bear interest at a rate of 12% per annum, payable on maturity, provided that, if the Company fails to pay any amounts when due under a Note, the interest rate increases to the greater of 16% or the maximum amount permitted by law. Each Note may be prepaid at the Company’s option during the first 270 calendar days following its Issue Date (the 270th day, the Trigger Date), subject to a 110% prepayment penalty on outstanding principal and accrued interest then outstanding. No Note may be prepaid in whole or in part after the Trigger Date.

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

If the Company completes an offering of its common stock or other securities in excess of $12,000,000 of gross proceeds (a Qualified Capital Raise, as defined in the Notes), each Note holder will be required to convert its Adjusted Note Amount (as defined below) into the securities of such Qualified Capital Raise. Adjusted Note Amount equals the product of (i) the sum of all outstanding principal plus accrued interest on a Note, multiplied by (ii) 1.25.

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

In connection with the April and May 2021 sales of the $4,250,000 aggregate principal amount of the Notes, the Company incurred debt issuance costs of $116,000, which were recorded as a debt discount and are being amortized to interest expense over the term of the Notes using the effective interest rate method. The interest expense attributable to the debt discount, comprising the debt issuance costs and Warrants, during the three and six months ended September 30, 2021 was $485,820 and $824,439, respectively.

The $6,610,550 aggregate principal amount of Notes are due and payable in full in the first quarter of fiscal 2023. Subsequent to the Trigger Date, the Notes can be converted into 2,303,348 shares of common stock at a conversion price of $2.87 per share.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT) & STOCK-BASED COMPENSATION

During the six months ended September 30, 2021, the Company issued 60,000 shares of common stock to a service provider and issued 16,414 shares to its non-employee directors under the Company’s outside director compensation plan.

Amended 2017 Equity Incentive Plan

In October 2017, the Company’s board of directors (the Board) approved the 2017 Equity Incentive Plan (the Plan) with 3,000,000 shares of common stock reserved for issuance. In January 2020 and August 2021, the Board approved increases in the number of shares reserved for issuance under the Plan by 1,000,000 and 4,000,000 shares, respectively. Under the Plan, eligible employees, directors and consultants may be granted a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards and restricted stock units. The Plan is administered by the Board or, in the alternative, a committee designated by the Board.

Stock-Based Compensation Expense

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant date fair value. The unamortized compensation cost, as of September 30, 2021, was $5,988,541 related to stock options and is expected to be recognized as expense over a weighted-average period of approximately three years.

During the six months ended September 30, 2021, the Company granted options to purchase 1,371,471 shares of its common stock to employees, directors and consultants. The options had 10-year terms, and 129,117 options vested immediately when granted. The fair value of the options was determined to be $5,464,619 of which $845,979 was recorded as stock-based compensation expense and included in the condensed consolidated statement of operations for the six months ended September 30, 2021.

The following assumptions were used in the fair value method calculations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rates	0.8% - 0.98%	0.28% - 0.37%	0.8% - 0.98%	0.28% - 0.37%
Volatility	367% - 370%	88% - 127%	89% - 370%	88% - 128%
Expected life (years)	5.0 - 6.2	5.0 - 6.0	5.0 - 6.2	5.0 - 6.0
Dividend yield	—	—	—	—

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

A summary of stock option activity under the Plan is presented below:

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at March 31, 2021	408,245	3,591,755	$1.75
Options granted	(182,321)	182,321	4.23
Share awards	(5,508)	—	—
Options cancelled and returned to the Plan	22,639	(22,639)	2.87
Balance at June 30, 2021	243,055	3,751,437	1.86
Additional shares authorized under the Plan	4,000,000	—	—
Options granted	(1,189,150)	1,189,150	4.05
Share awards	(10,906)	—	—
Options cancelled and returned to the Plan	147,639	(147,639)	2.34
Balance at September 30, 2021	3,190,638	4,792,948	2.39

There were no stock options exercised during the six months ended September 30, 2021 and 2020.

The following table summarizes the range of outstanding and exercisable options as of September 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$0.66 - $5.90	4,792,948	8.09	$2.39	2,609,002	$1.54	$4,022,239

The intrinsic value per share is calculated as the excess of the closing price of the common stock on the Company’s principal trading market over the exercise price of the option at September 30, 2021.

The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the six months ended September 30, 2021 and 2020, there were no such tax benefits associated with the exercise of stock options.

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. All tax returns for fiscal 2016 to fiscal 2020 may be subject to examination by the U.S. federal and state tax authorities. As of September 30, 2021, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 7 – RELATED PARTY TRANSACTIONS

In February 2021, the Company’s chairman of the Board and president and an existing investor, who is represented by a member of the Company’s board of directors, purchased $100,000 and $1,000,000, aggregate principal amount of the Original Notes, respectively. Effective April 30, 2021, the related party holders entered into revocation agreements with the Company pursuant to which their collective $1,100,000 aggregate principal amount of Original Notes and accrued interest of $50,091 were replaced with Notes. At September 30, 2021, the investor and executive officer held Notes in an aggregate principal amount of $1,026,630 and $102,663, respectively, with $51,640 and $5,164 of interest payable thereon. For the three months ended September 30, 2021, the Company incurred interest expense of approximately $31,105 and $3,100, respectively, and for the six months ended September 30, 2021, the Company incurred interest expense of approximately $51,600 and $5,160, respectively, on the related party holder Notes.

In May 2021, a member of the Board purchased $200,000 aggregate principal amount of Notes (the Director Note). For the three and six months ended September 30, 2021, the Company incurred expense of approximately $4,000 and $10,060, respectively, on the Director Note. At September 30, 2021, approximately $10,060 of interest was payable by the Company on the Director Note.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the six months ended September 30, 2021 and 2020 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements, and no claims for payment have been made under such agreements.

NOTE 9 – SUBSEQUENT EVENTS

Officer Stock Purchases

On October 28, 2021, the Company entered into purchase agreements with two of its executive officers, providing for the sale and issuance by the Company of 92,592 shares of the Company’s common stock at the closing market price on October 28, 2021 of $2.70 per share. The Company received proceeds of approximately $250,000 from the sale of the shares.

Credit Facility and Security Agreement

On October 28, 2021, the Company issued a secured promissory note (the Bridge Note) to Manchester Explorer, L.P. (Manchester) that provides the Company with a $3,000,000 revolving credit facility with all amounts being drawn down by the Company thereunder being due and payable, subject to acceleration in the event of a default, on March 15, 2022 (the Maturity Date). Interest at the rate of 12% is payable on each drawn down without regard to the draw down date or the date when interest is paid.

The principal amount of the Bridge Note and interest due thereon is payable to Manchester no later than the earlier of: (i) the Maturity Date and (ii) the date on which the Company has received proceeds in excess of $12,000,000 from a transaction or series of related transactions occurring prior to the Maturity Date, which such transactions constitute equity financings or other issuances of the Company's equity securities. Provided that no Event of Default (as such term is defined in the Bridge Note) has occurred, on any date prior to the Maturity Date, upon no less than three days written notice by the Company specifying the draw amount, Manchester will advance the draw amount to the Company. No draw amount can be in an amount less than $100,000 or exceed an amount equal to $3,000,000 minus the aggregate principal amount outstanding under the Note at the time of such draw request. If an Event of Default occurs and is continuing, Manchester may declare all of the Bridge Note, including any interest and other amounts due, to be due and payable immediately.

In connection with the issuance of the Bridge Note, on October 28, 2021, the Company entered into a security agreement with Manchester under which the Company granted Manchester a continuing and unconditional first priority security interest in and to any and all of the Company’s property of any kind or description, tangible or intangible, wheresoever located and whether now existing or hereafter arising or acquired.

On November 9, 2021, the Company made an initial draw of $500,000 on the Bridge Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (this Report). This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, and other aspects of our business identified in our most recent annual report on Form 10-K and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2021. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors including, without limitation, the direct and indirect effects of coronavirus disease 2019, or COVID-19, and related issues that may arise therefrom. Many of those factors are outside of our control and could cause actual results to differ materially from those expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

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

Company Overview

We are a development stage medical device company focused on the design, development, and commercialization of an innovative insulin pump using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of a novel two-part patch pump, our MODD1 product, the Company seeks to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care that presently-available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, we seek to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets.

Historically, we have financed our operations principally through private placements of our common stock and convertible promissory notes. Based on our current operating plan, substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 1 of this Report are issued exists. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities, to support our future operations. If we are unable to secure additional capital, we will be required to curtail our research and development initiatives and take additional measures to reduce costs. We have provided additional disclosure in Note 1 to the condensed consolidated financial statements in Item 1 of this Report and under Liquidity below.

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

In March 2020, Santa Diego County in California, where we are based, and the state of California issued “shelter-in-place” orders (the Orders). We complied with the Orders and minimized business activities at our San Diego facility from March 2020 until May 2021. During that time, we implemented a teleworking policy for our employees and contractors to reduce on-site activity at our facility. In May 2021, our employees and certain contractors returned to work in our office. We have and continue to experience longer lead times for certain components used to manufacture initial quantities of our products for our submission to the FDA. We remain diligent in continuing to identify and manage risks to our business given the changing uncertainties related to COVID-19. While we believe that our operations personnel are currently in a position to build an adequate supply of products for our FDA submission, we recognize that unpredictable events could create difficulties in the months ahead. We may not be able to address these difficulties in a timely manner, which could delay our submission to the FDA and negatively impact our business, results of operations, financial condition and cash flows.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2021. As of September 30, 2021, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	September 30,		Change
	2021	2020	2020 to 2021
Research and development – Three months ended	$2,105,380	$1,092,665	$1,012,715	92.7%
Research and development – Six months ended	$3,893,511	$2,063,480	$1,830,031	88.7%

Our research and development expenses include personnel, consulting, materials and other costs associated with the development of our insulin pump product. We expense research and development costs as they are incurred.

Research and development, or R&D, expenses increased for the three months ended September 30, 2021 as compared with the prior period of fiscal 2021 primarily due to increased engineering and manufacturing consulting costs, as we have increased our development and manufacturing activities. R&D expenses increased for the six months ended September 30, 2021 as compared with the prior period of fiscal 2021 primarily due to increased engineering and manufacturing personnel and consulting costs, protype and production component and material costs and stock-based compensation expenses. R&D expenses included non-cash, stock-based compensation expenses of $116,742 and $101,915 for the three months ended September 30, 2021 and 2020, respectively, and $255,027 and $205,640 for the six months ended September 30, 2021 and 2020, respectively. We expect R&D expenses to remain flat to slightly decrease for the remainder of fiscal 2022, as we continue to advance the development of our pump product and develop an initial low-volume manufacturing process.

General and Administrative

	September 30,		Change
	2021	2020	2020 to 2021
General and administrative – Three months ended	$1,589,032	$766,513	$822,519	107.3%
General and administrative – Six months ended	$3,174,488	$1,669,910	$1,504,578	90.1%

General and administrative expenses consist primarily of personnel and related overhead costs for facilities, marketing, finance, human resources and general management.

General and administrative, or G&A, expenses, increased for the three and six months ended September 30, 2021 as compared with the prior periods of fiscal 2021 primarily as a result of increased stock-based compensation expense and increased consulting and legal fees. G&A expenses included stock-based compensation expenses of $745,689 and $198,689 for the three months ended September 30, 2021 and 2020, respectively, and $1,263,324 and $439,680 for the six months ended September 30, 2021 and 2020, respectively. We expect G&A expenses to increase for the remainder of fiscal 2022, as we pursue a public offering of our common stock.

Interest Expense

	September 30,		Change
	2021	2020	2020 to 2021
Interest expense – Three months ended	$685,793	$—	$(685,793)	—
Interest expense – Six months ended	$1,194,670	$—	$(1,194,670)	—

Interest expense consisted of interest expense on our convertible promissory notes, including amortization of debt issuance cost. To date, we have accrued all interest on the Notes. See Note 4 to the condensed consolidated financial statements included in Item 1 of this Report for additional disclosure.

Liquidity and Capital Resources

As a development-stage enterprise, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with R&D activities and G&A expenses associated with our operations. For the six months ended September 30, 2020, we incurred a net loss of approximately $9.2 million. For the years ended March 31, 2020 and 2019, we incurred net losses of approximately $5.3 million and $2.5 million, respectively. At September 30, 2021, we had a cash balance of approximately $0.8 million and an accumulated deficit of approximately $25.2 million. When considered with our current operating plan and the requirement to repay all of the Notes by May 2022, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that of issuance of the consolidated financial statements included in Item 1 of this Report. Our consolidated financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our future operations, and we are currently seeking such additional financing. As discussed in Note 3 to our condensed consolidated financial statements in Item 1 of this Report, we obtained forgiveness of the $368,000 principal balance and interest on the PPP Note we received from Silicon Valley Bank in April 2020 under the U.S. Small Business Administration Paycheck Protection Program. As discussed in Note 4 to our condensed consolidated financial statements in Item 1 of this Report, in May 2021, we completed a private placement of $6,610,500 aggregate principal amount of our convertible promissory notes (the Notes). The Notes are unsecured obligations of ours with each Note having a stated maturity date of 12 months from its issue date (the Issue Date). The Notes bear interest at a rate of 12% per annum, payable on maturity, provided that, if we fail to pay any amounts when due under a Note, the interest rate increases to the greater of 16% or the maximum amount permitted by law. Each Note may be prepaid at our option during the first 270 calendar days following its Issue Date (the 270th day, the Trigger Date), subject to a 110% prepayment penalty on all principal and accrued interest then outstanding. No Notes may be prepaid in whole or in part after the Trigger Date. As discussed in Note 9 to our condensed consolidated financial statements in Item 1 of this Report, on October 28, 2021, we issued $250,000 of common stock in a private placement, and we issued a secured promissory note (the Bridge Note) to an investor. The Bridge Note provides us with a $3,000,000 revolving credit facility with all amounts being drawn down by the Company thereunder being due and payable, subject to acceleration in the event of a default, on March 15, 2022. On November 9, 2021, we drew down $500,000 under the Bridge Note.

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

For the six months ended September 30, 2021, we used $4,784,725 in operating activities, which primarily resulted from our net loss of $9,216,848, increased for a non-cash gain on the PPP Note extinguishment of $368,780 and net changes in operating lease assets and liabilities of $22,947, as adjusted for changes to operating assets and liabilities of $791,746, a loss on debt extinguishment of $1,321,450 stock-based compensation expenses of $1,518,351, $314,265 for issuances of shares of common stock in exchange for services, depreciation and amortization expenses of $53,599, interest expense of $824,439 for amortization of debt discount, and other immaterial adjustments. For the six months ended September 30, 2020, we used $3,029,671 in operating activities, which primarily resulted from our net loss of $3,734,886 and changes to operating assets and liabilities of $122,860, as adjusted for stock-based compensation expenses of $645,320, depreciation and amortization expenses of $52,314, net changes in lease assets and liabilities of $130,441.

For the six months ended September 30, 2021 and 2020, cash used in investing activities of $22,779 and $93,303, respectively was due to the purchase of property and equipment.

Cash provided by financing activities of $4,137,200 for the six months ended September 30, 2021 was attributable to net proceeds from the issuance of our Notes. Cash provided by financing activities of $1,487,414 for the six months ended September 30, 2020 was attributable to net proceeds of $1,118,634 from the sale of shares of our common stock in a private placement that was initiated in March 2020 and $368,780 in proceeds from the PPP Note.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the six months ended September 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On October 28, 2021, we sold to two of our executive officers a total of 92,592 shares of our common stock at a purchase price of $2.70 per share, which resulted in gross proceeds to us of $250,000.

On September 30, 2021, we issued a total of 10,906 shares of our common stock to two of our non-employee directors in accordance with our outside director compensation plan.

On June 30, 2021, we issued a total of 5,508 shares of our common stock to two of our non-employee directors in accordance with our outside director compensation plan.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Document
4.1	2017 Equity Incentive Plan, as amended

10.27	Employment Agreement between the Registrant and Ellen O’Connor Vos dated August 11, 2021 (1)

31.1	Certification of Ellen O’Connor Vos pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Paul M. DiPerna pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Ellen O’Connor Vos and Paul M. DiPerna pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1) As filed with the Registrant’s Current Report on Form 8-K filed August 16, 2021, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date: November 12, 2021	By:	/s/ Ellen O’Connor Vos
Ellen O’Connor Vos
Chief Executive Officer
(principal executive officer)
20