Form 10-Q
period 2021-12-31
Modular Medical, Inc.
filed 2022-02-14
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-49671

MODULAR MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0620495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16772 W. Bernardo Drive, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

(858) 800-3500
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	MODD	The Nasdaq Stock Market, LLC

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 6,390,372 as of February 10, 2022.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2021 (Unaudited)	March 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$204,098	$1,468,465
Prepaid expenses	63,607	178,158
Other current assets	946	2,466
TOTAL CURRENT ASSETS	268,651	1,649,089

Property and equipment, net	241,468	298,958
Right of use asset, net	141,720	200,124
Security deposit	100,000	100,000
TOTAL NON-CURRENT ASSETS	483,188	599,082

TOTAL ASSETS	$751,839	$2,248,171

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$671,363	$169,284
Accrued expenses	1,124,499	499,948
Short-term lease liability	139,817	125,500
PPP note payable	—	368,780
Promissory note payable	1,500,000	—
Convertible notes payable	5,485,583	2,133,453
TOTAL CURRENT LIABILITIES	8,921,262	3,296,965

LONG-TERM LIABILITIES
Long-term lease liability	77,212	184,355
Bonus payable	—	42,000
TOTAL LIABILITIES	8,998,474	3,523,320

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized; 6,373,706 and 6,302,050 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	6,374	6,302
Additional paid-in capital	21,602,162	14,665,559
Common stock issuable	149,994	—
Accumulated deficit	(30,005,165)	(15,947,010)
TOTAL STOCKHOLDERS’ DEFICIT	(8,246,635)	(1,275,149)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$751,839	$2,248,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Operating expenses
Research and development	$1,849,399	$1,086,669	$5,742,911	$3,150,149
General and administrative	1,981,665	783,898	5,156,152	2,453,808
Total operating expenses	3,831,064	1,870,567	10,899,063	5,603,957
Loss from operations	(3,831,064)	(1,870,567)	(10,899,063)	(5,603,957)

Other income	4	22	368,876	126
Interest expense	(1,010,247)	—	(2,204,917)	—
Loss on debt extinguishment	—	—	(1,321,450)	—

Loss before income taxes	(4,841,307)	(1,870,545)	(14,056,554)	(5,603,831)

Provision for income taxes	—	—	1,600	1,600

Net loss	$(4,841,307)	$(1,870,545)	$(14,058,155)	$(5,605,431)

Net loss per share
Basic and diluted	$(0.76)	$(0.30)	$(2.22)	$(0.91)

Shares used in computing net loss per share
Basic and diluted	6,354,145	6,249,038	6,331,982	6,187,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

			Additional	Common
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance as of March 31, 2021	6,302,050	$6,302	$14,665,559	—	$(15,947,010)	$(1,275,149)
Shares issued for services	20,000	20	172,180	—	—	172,200
Warrants issued with convertible notes	—	—	3,700,632	—	—	3,700,632
Stock-based compensation	1,836	2	655,918	—	—	655,920
Net loss	—	—	—	—	(4,835,091)	(4,835,091)
Balance as of June 30, 2021	6,323,886	$6,324	$19,194,289	$—	$(20,782,101)	$(1,581,488)

Stock-based compensation	3,635	4	862,427	—	—	862,431
Net loss	—	—	—	—	(4,381,757)	(4,381,757)
Balance as of September 30, 2021	6,327,521	$6,328	$20,056,716	$—	$(25,163,858)	$(5,100,814)

Private placement of common stock	30,865	31	249,969	—	—	250,000
Shares issued for services	8,334	8	73,748	—	—	73,756
Shares issuable for services	—	—	—	149,994	—	149,994
Shares issued for reverse stock split	1,211	1	—	—	—	1
Stock-based compensation	5,775	6	1,221,729	—	—	1,221,735
Net loss	—	—	—	—	(4,841,307)	(4,841,307)
Balance as of December 31, 2021	6,373,706	$6,374	21,602,162	149,994	(30,005,165)	(8,246,635)

			Additional	Common		Stockholders’
	Common Stock		Paid-In	Stock	Accumulated	Equity
	Shares	Amount	Capital	Issuable	Deficit	(Deficit)
Balance as of March 31, 2020	5,956,754	$5,957	$10,517,505	$923,994	$(8,569,034)	$2,878,422
Private placement of common stock	243,299	243	2,042,385	(923,994)	—	1,118,634
Stock-based compensation	—	—	344,716	—	—	344,716
Net loss	—	—	—	—	(1,874,157)	(1,874,157)
Balance as of June 30, 2020	6,200,053	$6,200	$12,904,606	$—	$(10,443,191)	$2,467,615

Stock-based compensation	—	—	300,604	—	—	300,604
Net loss	—	—	—	—	(1,860,729)	(1,860,729)
Balance as of September 30, 2020	6,200,053	$6,200	$13,205,210	$—	$(12,303,920)	$907,490

Private placement of common stock	77,497	77	667,171	—	—	667,248
Stock-based compensation	—	—	295,054	—	—	295,054
Net loss	—	—	—	—	(1,870,545)	(1,870,545)
Balance as of December 31, 2020	6,277,550	$6,277	$14,167,435	$—	$(14,174,465)	$(753)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2021	2020
Net loss	$(14,058,155)	$(5,605,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on PPP note forgiveness	(368,780)	—
Loss on debt extinguishment	1,321,450	—
Stock-based compensation expense	2,740,086	940,374
Depreciation and amortization	80,268	82,016
Shares issued for services	388,021	—
Shares issuable for services	149,994	—
Amortization of lease right-to-use asset	58,404	52,994
Change in lease liability	(92,826)	67,092
Amortization of debt discount	1,454,762	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(25,995)	15,964
Accounts payable and accrued expenses	1,223,983	(123,722)
Net cash used in operating activities	(7,128,787)	(4,570,713)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(22,779)	(109,541)
Net cash used in investing activities	(22,779)	(109,541)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement, net of issuance costs	250,000	1,785,882
Proceeds from issuance of convertible notes, net of placement fees	4,137,199	—
Proceeds from issuance of promissory note	1,500,000	—
Proceeds from issuance of PPP note payable	—	368,780
Net cash provided by financing activities	5,887,199	2,154,662

Net decrease in cash and cash equivalents	(1,264,367)	(2,525,592)

Cash and cash equivalents at beginning of period	1,468,465	3,122,134

Cash and cash equivalents at end of period	$204,098	$596,542
Supplemental disclosure:
Noncash investing and financing activities:
Fair value of detachable warrants issued with convertible notes	$3,700,632	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending March 31, 2022 or for any other future period.

Reverse Stock Split

On November 24, 2021, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Nevada to effect a 1-for-3 reverse stock split of the Company’s shares of common stock. Such amendment and ratio were previously approved by a majority of the Company’s stockholders and the board of directors. As a result of the reverse stock split, which was effective November 29, 2021, every three shares of the Company’s pre-reverse split outstanding common stock were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of common stock holders were not affected by the reverse stock split. Any fractional shares of common stock resulting from the Reverse Split were rounded up to the nearest whole share. All stock options outstanding and common stock reserved for issuance under the Company’s equity incentive plans and warrants outstanding immediately prior to the reverse stock split were adjusted by dividing the number of affected shares of common stock by three (3) and, as applicable, multiplying the exercise price by three (3), as a result of the reverse stock split.

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

Per-Share Amounts

Basic net loss per share is computed by dividing loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. For the nine months ended December 31, 2021 and 2020, outstanding options to purchase 1,967,188 and 1,170,863 shares of common stock, respectively, were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended December 31, 2021 and 2020, the Company’s comprehensive loss was the same as its net loss.

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

Future minimum payments under the facility operating lease, as of December 31, 2021, are listed in the table below.

Annual Fiscal Years	Operating lease
2022	38,358
2023	158,028
2024	40,692
Less:
Imputed interest	(20,049)
Present value of lease liabilities	$217,029

Cash paid for amounts included in the measurement of lease liabilities was $115,073 for the nine months ended December 31, 2021. Rent expense was $80,698 and $80,654 for the nine months ended December 31, 2021 and 2020, respectively, and $26,930 and $26,844 for the three months ended December 31, 2021 and 2020, respectively.

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

Notes outstanding after the Trigger Date may be converted into shares of the Company’s common stock at an initial conversion price of $8.61 per share; provided that a Note holder may not convert any portion of its Note that would cause it to beneficially own in excess of 4.99% of the Company’s outstanding common stock. The conversion price and number of shares of Company common stock issuable upon conversion of the Notes are subject to adjustment from time to time for subdivisions and consolidations of shares and other standard dilutive and corporate events, as provided in the Notes. Subject to certain Exempt Issuances (as defined in the Notes), if while a Note is outstanding, the Company sells, issues or grants any shares of its common stock or other securities to acquire shares of common stock at a price per share less than the then conversion price, such conversion price shall be reduced to such lesser price, and the number of conversion shares issuable upon conversion of the Notes shall be increased, as provided in the Notes.

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

In connection with the issuance of the Notes, the Company issued Warrants to purchase in the aggregate 767,796 shares of its common stock at an initial exercise price of $24.00 per share. The Warrants may be exercised for a period of five years from the Trigger Date, provided that, if prior to the Trigger Date, the Company (i) completes a Qualified Capital Raise, the outstanding Warrants shall be cancelled or (ii) prepays a holder’s Note(s) in whole or in part, such holder’s pro-rata number of Warrants shall be cancelled. The fair value of the Warrants was $3,700,632, of which $2,379,182 was recorded as a debt discount, which is being amortized to interest expense over the term of the Warrants, and $1,321,450 was recorded as a loss on debt extinguishment. The Company calculated the fair value of the Warrants utilizing the Black-Scholes valuation model with the following assumptions: volatility of 88.98%, risk-free interest rate of 0.86%, a term of 5.75 years and a dividend yield of zero.

In connection with the April and May 2021 sales of the $4,250,000 aggregate principal amount of the Notes, the Company incurred debt issuance costs of $116,000, which were recorded as a debt discount and are being amortized to interest expense over the term of the Notes using the effective interest rate method. The interest expense attributable to the debt discount, comprising the debt issuance costs and Warrants, during the three and nine months ended December 31, 2021 was $630,323 and $1,454,762, respectively.

The $6,610,550 aggregate principal amount of Notes are due and payable in full in the first quarter of fiscal 2023. Subsequent to the Trigger Date, the Notes can be converted into 767,783 shares of common stock at a conversion price of $8.61 per share.

NOTE 5 – PROMISSORY NOTE

On October 28, 2021, the Company issued a secured promissory note (the Bridge Note) to Manchester Explorer, L.P. (“Manchester”) that provides the Company with a $3,000,000 revolving credit facility with all amounts being drawn down by the Company thereunder being due and payable, subject to acceleration in the event of a default, on March 15, 2022 (the “Maturity Date”). Interest at the rate of 12% is payable on each drawn down without regard to the draw down date or the date when interest is paid.

The principal amount of the Bridge Note and interest due thereon is payable to Manchester no later than the earlier of: (i) the Maturity Date and (ii) the date on which the Company has received proceeds in excess of $12,000,000 from a transaction or series of related transactions occurring prior to the Maturity Date, which such transactions constitute equity financings or other issuances of the Company’s equity securities. Provided that no Event of Default (as such term is defined in the Bridge Note) has occurred, on any date prior to the Maturity Date, upon no less than three days written notice by the Company specifying the draw amount, Manchester will advance the draw amount to the Company. No draw amount can be in an amount less than $100,000 or exceed an amount equal to $3,000,000 minus the aggregate principal amount outstanding under the Bridge Note at the time of such draw request. If an Event of Default occurs and is continuing, Manchester may declare all of the Bridge Note, including any interest and other amounts due, to be due and payable immediately.

In connection with the issuance of the Note, on October 28, 2021, the Company entered into a Security Agreement with Manchester (the “Security Agreement”) under which the Company granted Manchester a continuing and unconditional first priority security interest in and to any and all of the Company’s property of any kind or description, tangible or intangible, wheresoever located and whether now existing or hereafter arising or acquired.

During the quarter ended December 31, 2021, the Company made draws on the Bridge Note of $1,500,000 and incurred interest charges of $180,000.

NOTE 6 – STOCKHOLDERS’ DEFICIT AND STOCK-BASED COMPENSATION

During the three months ended December 31, 2021, the Company sold 30,865 shares of common stock to its chief executive officer and its chairman of the board of directors, president, chief financial officer and treasurer, issued 8,334 shares of common stock to a service provider and issued 5,775 shares to its non-employee directors under the Company’s outside director compensation plan. At December 31, 2021, the Company had an obligation to issue 16,666 shares of common stock to service providers, and the value of these shares was recorded as common stock issuable in the condensed consolidated balance sheet.

Amended 2017 Equity Incentive Plan

In October 2017, the Company’s board of directors (the Board) approved the 2017 Equity Incentive Plan (the Plan) with 1,000,000 shares of common stock reserved for issuance. In January 2020 and August 2021, the Board approved increases in the number of shares reserved for issuance under the Plan by 333,334 and 1,333,334 shares, respectively. Under the Plan, eligible employees, directors and consultants may be granted a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards and restricted stock units. The Plan is administered by the Board or, in the alternative, a committee designated by the Board.

Stock-Based Compensation Expense

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant date fair value. The unamortized compensation cost, as of December 31, 2021, was $7,419,022 related to stock options and is expected to be recognized as expense over a weighted-average period of approximately two years.

During the nine months ended December 31, 2021, the Company granted options to purchase 723,269 shares of its common stock to employees, directors and consultants. The options had 10-year terms, and 85,484 options vested immediately when granted. The fair value of the options was determined to be $8,108,043 of which $1,769,805 was recorded as stock-based compensation expense and included in the condensed consolidated statement of operations for the nine months ended December 31, 2021.

The following assumptions were used in the fair value method calculations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Risk-free interest rates	1.26% - 1.36%	0.38%	0.8% - 1.36%	0.28% - 0.38%
Volatility	197% - 253%	87%	89% - 370%	87% - 127%
Expected life (years)	5.0 – 6.0	5.2 – 5.7	5.0 - 6.2	5.0 - 6.0
Dividend yield	—	—	—	—

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

A summary of stock option activity under the Plan is presented below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at March 31, 2021	136,082	1,197,252	$5.25
Options granted	(60,774)	60,774	12.69
Share awards	(1,836)	—	—
Options cancelled and returned to the Plan	7,547	(7,547)	8.61
Balance at June 30, 2021	81,089	1,250,479	5.58
Additional shares authorized under the Plan	1,333,334	—	—
Options granted	(396,384)	396,384	12.15
Share awards	(3,636)	—	—
Options cancelled and returned to the Plan	49,213	(49,213)	7.02
Balance at September 30, 2021	1,063,546	1,597,650	7.17
Options granted	(266,112)	259,559	9.99
Share awards	(5,775)	—
Options cancelled and returned to the Plan	29,073	(11,256)	7.24
Balance at December 31, 2021	820,732	1,845,953	7.57

There were no stock options exercised during the nine months ended December 31, 2021 and 2020.

The following table summarizes the range of outstanding and exercisable options as of December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.98 - $17.70	1,845,953	8.13	$7.57	1,011,586	$5.10	$3,564,268

The intrinsic value per share is calculated as the excess of the closing price of the common stock on the Company’s principal trading market over the exercise price of the option at December 31, 2021.

The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the nine months ended December 31, 2021 and 2020, there were no such tax benefits associated with the exercise of stock options.

NOTE 7 – INCOME TAXES

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. All tax returns for fiscal 2016 to fiscal 2021 may be subject to examination by the U.S. federal and state tax authorities. As of December 31, 2021, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 8 – RELATED PARTY TRANSACTIONS

In February 2021, the Company’s chairman of the board of directors and president and an existing investor, who is represented by a member of the Company’s board of directors, purchased $100,000 and $1,000,000, aggregate principal amount of the Original Notes, respectively. Effective April 30, 2021, the related party holders entered into revocation agreements with the Company pursuant to which their collective $1,100,000 aggregate principal amount of Original Notes and accrued interest of $50,091 were replaced with Notes. At December 31, 2021, the investor and executive officer held Notes in an aggregate principal amount of $1,026,630 and $102,663, respectively, with $82,693 and $8,269 of interest payable thereon. For the three months ended December 31, 2021, the Company incurred interest expense of approximately $31,052 and $3,105, respectively, and for the nine months ended December 31, 2021, the Company incurred interest expense of approximately $82,693 and $8,269, respectively, on the related party holder Notes.

In May 2021, a member of the Board purchased $200,000 aggregate principal amount of Notes (the Director Note). For the three and nine months ended December 31, 2021, the Company incurred expense of approximately $6,049 and $16,110, respectively, on the Director Note. At December 31, 2021, approximately $16,110 of interest was payable by the Company on the Director Note.

In October 2021, the Company entered into purchase agreements with Ellen O’Connor (Lynn) Vos, the Company’s chief executive officer, and Paul DiPerna, the chairman of the Company’s board of directors and its president, chief financial officer and treasurer, providing for the sale and issuance by the Company of 30,864 shares of the Company’s common stock, par value $0.001 per share at the closing market price on October 28, 2021 of $8.10 per share. The Company received proceeds of approximately $250,000 from the sale of the shares, comprising $150,000 from Ms. Vos and $100,000 from Mr. DiPerna.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the nine months ended December 31, 2021 and 2020 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements, and no claims for payment have been made under such agreements.

NOTE 10 – SUBSEQUENT EVENTS

Bridge Note

Subsequent to December 31, 2021, the Company made additional draws totaling $600,000 under the Bridge Note.

Public Offering

On February 9, 2022, the Company entered into an underwriting agreement (the Underwriting Agreement), with Oppenheimer & Co. Inc., which acted as the representative of the several underwriters (the “Representative”), in a firm commitment underwritten public offering (the Offering) pursuant to which the Company agreed to sell to the Representative an aggregate of 2,500,000 shares of the Company’s common stock, par value $0.001 per share (the Common Stock), and 2,500,000 warrants (Warrants and, collectively with the Common Stock, the Units), each to purchase one share of Common Stock, at a public offering price of $6.00 per Unit. The Warrants included in the Units are exercisable immediately, have an exercise price of $6.60 per share and expire five years from the date of issuance. The Common Stock was approved to list on the Nasdaq Capital Market under the symbol “MODD” and began trading there on February 10, 2022. The gross proceeds from the Offering were $15 million, before deducting underwriting discounts and commissions and other offering expenses.

The Units were offered and sold to the public pursuant to the Company’s registration statement on Form S-1 (File No. 333-260682), initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the Securities Act), on November 2, 2021, and declared effective on February 9, 2022.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Representative, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. In addition, pursuant to the terms of the Underwriting Agreement and related “lock-up” agreements, the Company, each director and executive officer of the Company, and certain stockholders have agreed with the Representative not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any of our Common Stock or securities convertible into Common Stock for a period of 180 days after February 9, 2022, the date of the final prospectus.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2021. As of December 31, 2021, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	December 31,		Change
	2021	2020	2020 to 2021
Research and development – Three months ended	$1,849,399	$1,086,669	$762,730	70.2%
Research and development – Nine months ended	$5,742,911	$3,150,149	$2,592,762	82.3%

Our research and development expenses include personnel, consulting, materials and other costs associated with the development of our insulin pump product. We expense research and development costs as they are incurred.

Research and development, or R&D, expenses increased for the three months ended December 31, 2021 as compared with the prior period of fiscal 2021 primarily due to increased engineering and manufacturing consulting costs, as we have increased our development and manufacturing activities. R&D expenses increased for the nine months ended December 31, 2021 as compared with the prior period of fiscal 2021 primarily due to increased engineering and manufacturing personnel and consulting costs, protype and production component and material costs and stock-based compensation expenses. R&D expenses included non-cash, stock-based compensation expenses of $204,962 and $96,127 for the three months ended December 31, 2021 and 2020, respectively, and $459,989 and $301,767 for the nine months ended December 31, 2021 and 2020, respectively. We expect R&D expenses to remain flat for the remainder of fiscal 2022, as we continue to advance the development of our pump product and develop an initial low-volume manufacturing process.

General and Administrative

	December 31,		Change
	2021	2020	2020 to 2021
General and administrative – Three months ended	$1,981,665	$783,898	$1,197,767	152.8%
General and administrative – Nine months ended	$5,156,152	$2,453,808	$2,702,344	110.1%

General and administrative expenses consist primarily of personnel and related overhead costs for facilities, marketing, finance, human resources and general management.

General and administrative, or G&A, expenses, increased for the three and nine months ended December 31, 2021 as compared with the prior periods of fiscal 2021 primarily as a result of increased stock-based compensation expense and increased consulting and legal fees. G&A expenses included stock-based compensation expenses of $1,016,774 and $198,926 for the three months ended December 31, 2021 and 2020, respectively, and $2,280,098 and $638,607 for the nine months ended December 31, 2021 and 2020, respectively. We expect G&A expenses to increase for the remainder of fiscal 2022, as we pursue a public offering of our common stock.

Interest Expense

	December 30,		Change
	2021	2020	2020 to 2021
Interest expense – Three months ended	$1,010,247	$—	$(1,010,225)	—
Interest expense – Nine months ended	$2,204,917	$—	$(2,204,791)	—

Interest expense consisted of interest expense incurred from our convertible promissory notes, including amortization of debt issuance costs, and our promissory (bridge) note. See Notes 4 and 5 to the condensed consolidated financial statements included in Item 1 of this Report for additional disclosure.

Liquidity and Capital Resources

As a development-stage enterprise, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with R&D activities and G&A expenses associated with our operations. For the nine months ended December 31, 2021, we incurred a net loss of approximately $14.1 million. For the years ended March 31, 2021 and 2020, we incurred net losses of approximately $7.4 million and $5.3 million, respectively. At December 31, 2021, we had a cash balance of approximately $0.2 million and an accumulated deficit of approximately $29.9 million. When considered with our current operating plan and the requirement to repay the Notes (as defined below) and the draws under the Bridge Note (as defined below) by May 2022, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that of issuance of the consolidated financial statements included in Item 1 of this Report. Our consolidated financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our future operations, and we are currently seeking such additional financing. As discussed in Note 3 to our condensed consolidated financial statements in Item 1 of this Report, we obtained forgiveness of the $368,000 principal balance and interest on the PPP Note we received from Silicon Valley Bank in April 2020 under the U.S. Small Business Administration Paycheck Protection Program. As discussed in Note 4 to our condensed consolidated financial statements in Item 1 of this Report, in May 2021, we completed a private placement of $6,610,500 aggregate principal amount of our convertible promissory notes (the Notes). The Notes are unsecured obligations of ours with each Note having a stated maturity date of 12 months from its issue date (the Issue Date). The Notes bear interest at a rate of 12% per annum, payable on maturity, provided that, if we fail to pay any amounts when due under a Note, the interest rate increases to the greater of 16% or the maximum amount permitted by law. Each Note may be prepaid at our option during the first 270 calendar days following its Issue Date (the 270th day, the Trigger Date), subject to a 110% prepayment penalty on all principal and accrued interest then outstanding. No Notes may be prepaid in whole or in part after the Trigger Date. As discussed in Note 9 to our condensed consolidated financial statements in Item 1 of this Report, on October 28, 2021, we sold $250,000 of shares of our common stock to officers, and we issued a secured promissory note (the Bridge Note) to an investor. The Bridge Note provides us with a $3,000,000 revolving credit facility with all amounts being drawn down by the Company thereunder being due and payable, subject to acceleration in the event of a default, on March 15, 2022. For the three months ended December 31, 2021, we drew down $1,500,000 under the Bridge Note.

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

For the nine months ended December 30, 2021, we used $7,128,787 in operating activities, which primarily resulted from our net loss of $14,058,155 increased for a non-cash gain on the PPP Note extinguishment of $368,780 and net changes in operating lease assets and liabilities of $34,422, as adjusted for changes to operating assets and liabilities of $1,197,989, a loss on debt extinguishment of $1,321,450 stock-based compensation expenses of $2,740,086, $388,021 for issuances of shares of common stock in exchange for services, $149,994 for issuable shares of common stock in exchange for services, depreciation and amortization expenses of $80,268, and interest expense of $1,454,762 for amortization of debt discount. For the nine months ended December 31, 2020, we used $4,570,713 in operating activities, which primarily resulted from our net loss of $5,605,431 and changes to operating assets and liabilities of $107,758, as adjusted for stock-based compensation expenses of $940,374, depreciation and amortization expenses of $82,016, net changes in lease assets and liabilities of $120,085.

For the nine months ended December 31, 2021 and 2020, cash used in investing activities of $22,779 and $109,541, respectively was due to the purchase of property and equipment.

Cash provided by financing activities of $6,037,199 for the nine months ended December 31, 2021 primarily attributable to net proceeds from the issuance of our Notes of $5,637,199 and net proceeds of $250,000 from the sale of shares of common stock to officers of the Company. Cash provided by financing activities of $2,154,662 for the nine months ended December 31, 2020 was attributable to net proceeds of $1,785,882 from the sale of shares of our common stock in a private placement that was initiated in March 2020 and $368,780 in proceeds from the PPP Note.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the nine months ended December 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On December 31, 2021, we issued a total of 5,775 shares of our common stock to three of our non-employee directors in accordance with our outside director compensation plan.

On October 22, 2021 we issued 8,834 shares of our common stock to service providers.

On October 28, 2021, we sold to two of our executive officers a total of 30,864 shares of our common stock at a purchase price of $8.10 per share, which resulted in gross proceeds to us of $250,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Document
3.1(1)	Certificate of Amendment and Second Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on June 27, 2017
3.2(2)	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of the State of Nevada on November 24, 2021
10.27(3)	Promissory Note dated October 28, 2021
10.28(3)	Security Agreement dated October 28, 2021
10.29(3)	Form of Common Stock Purchase Agreement dated October 28, 2021
31.1	Certification of Ellen O’Connor Vos pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul M. DiPerna pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Ellen O’Connor Vos and Paul M. DiPerna pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	As filed with the Registrant’s Current Report on Form 8-K filed June 29, 2017, and incorporated herein by reference.
(2)	As filed with the Registrant’s Current Report on Form 8-K filed December 1, 2021, and incorporated herein by reference.
(3)	As filed with the Registrant’s Current Report on Form 8-K filed October 29, 2021, and incorporated herein by reference.
21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date: February 14, 2022	By:	/s/ Ellen O’Connor Vos
Ellen O’Connor Vos
Chief Executive Officer
(principal executive officer)

By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chief Financial Officer
(principal financial officer)
22