Form 10-Q
period 2022-06-30
Modular Medical, Inc.
filed 2022-08-11
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-41277

MODULAR MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0620495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16772 W. Bernardo Drive, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 10,914,348 as of August 5, 2022.

MODULAR MEDICAL, INC.

FORM 10-Q

JUNE 30, 2022

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2022 (Unaudited)	March 31, 2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,697,075	$9,076,372
Prepaid expenses and other	262,014	313,422
TOTAL CURRENT ASSETS	13,959,089	9,389,794

Property and equipment, net	283,773	235,959
Right of use asset, net	98,539	120,693
Security deposit	100,000	100,000
TOTAL NON-CURRENT ASSETS	482,312	456,652

TOTAL ASSETS	$14,441,401	$9,846,446

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$487,251	$299,951
Accrued expenses	353,586	524,891
Short-term lease liability	150,073	144,857
TOTAL CURRENT LIABILITIES	990,910	969,699

LONG-TERM LIABILITIES
Long-term lease liability	—	39,957
TOTAL LIABILITIES	990,910	1,009,656

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized; 10,914,348 and 10,461,898 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	10,914	10,462
Additional paid-in capital	51,518,139	43,406,099
Accumulated deficit	(38,078,562)	(34,579,771)
TOTAL STOCKHOLDERS’ EQUITY	13,450,491	8,836,790
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,441,401	$9,846,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Operating expenses
Research and development	2,221,984	1,788,131
General and administrative	1,277,106	1,585,456
Total operating expenses	3,499,090	3,373,587
Loss from operations	(3,499,090)	(3,373,587)

Other income	299	368,823
Interest expense	—	(508,877)
Loss on debt extinguishment	—	(1,321,450)

Net loss	$(3,498,791)	$(4,835,091)

Net loss per share
Basic and diluted	$(0.33)	$(0.77)

Shares used in computing net loss per share
Basic and diluted	10,743,646	6,318,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2022	10,461,898	$10,462	$43,406,099	$(34,579,771)	$8,836,790
Shares issued for services	348	—	1,576	—	1,576
Issuance of common stock and warrants in equity offering, net	449,438	449	7,371,898	—	7,372,347
Issuance of common stock under equity incentive plan	2,664	3	13,747	—	13,750
Stock-based compensation	—	—	724,819	—	724,819
Net loss	—	—	—	(3,498,791)	(3,498,791)
Balance as of June 30, 2022	10,914,348	$10,914	$51,518,139	$(38,078,562)	$13,450,491

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2021	6,302,050	$6,302	$14,665,559	$(15,947,010)	$(1,275,149)
Shares issued for services	20,000	20	172,180	—	172,200
Warrants issued with convertible notes	—	—	3,700,632	—	3,700,632
Issuance of common stock under equity incentive plan	1,836	2	32,495	—	32,497
Stock-based compensation	—	—	623,423	—	623,423
Net loss	—	—	—	(4,835,091)	(4,835,091)
Balance as of June 30, 2021	6,323,886	$6,324	$19,194,289	$(20,782,101)	$(1,581,488)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2022	2021
Net loss	$(3,498,791)	$(4,835,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on PPP note forgiveness	—	(368,780)
Loss on debt extinguishment	—	1,321,450
Stock-based compensation expense	738,569	655,920
Depreciation and amortization	28,202	24,649
Shares for services	51,188	266,910
Amortization of lease right-of-use asset	22,154	18,625
Change in lease liability	(34,741)	(30,099)
Amortization of debt discount	—	338,619
Other	—	2
Changes in assets and liabilities:
Other assets and prepaid expenses	1,797	451
Accounts payable and accrued expenses	15,995	402,723
Net cash used in operating activities	(2,675,627)	(2,204,621)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(76,017)	(20,076)
Net cash used in investing activities	(76,017)	(20,076)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net.	7,372,347	—
Proceeds from issuance of convertible notes, net	—	4,137,200
Net cash provided by financing activities	7,372,347	4,137,200

Net increase in cash and cash equivalents	4,620,703	1,912,503

Cash and cash equivalents at beginning of period	9,076,372	1,468,465

Cash and cash equivalents at end of period	$13,697,075	$3,380,968

Supplemental disclosure:
Noncash investing and financing activities:
Fair value of detachable warrants issued with convertible notes	$—	$3,700,632

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

As a result of the equity offerings completed in February 2022 and May 2022, and resulting improved financial position, the Company believes it has sufficient liquidity to meet its obligations as they come due and conduct its business for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

Basis of Presentation

The Company’s fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the condensed consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2023 refers to the fiscal year ending March 31, 2023). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quasuras. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and with the rules and regulations of the United States Security and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated balance sheet as of March 31, 2022 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with these rules and regulations of the SEC. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending March 31, 2023 or for any other future period.

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Estimates may include those pertaining to accruals, stock-based compensation and income taxes. Actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company maintains its cash at high-quality financial institutions within the United States, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to limits of approximately $250,000. No reserve has been made in the financial statements for any possible loss due to financial institution failure.

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

Right-of-Use Asset

The Company’s right-of-use assets consist of leased assets recognized in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 842, Leases which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and the lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term in the condensed consolidated statement of operations and comprehensive loss. The Company determines the lease term by agreement with lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

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

For the three months ended June 30, 2022 and 2021, the following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

	Three Months Ended June 30,
	2022	2021
Options to purchase common stock	1,819,671	1,250,479
Warrants	7,565,588	—
Total	9,385,259	1,250,479

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended June 30, 2022 and 2021, the Company’s comprehensive loss was the same as its net loss.

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

NOTE 2 – LEASES

The Company accounts for the lease of its corporate facility in San Diego, California in accordance with ASC No. 842. The 39-month lease term commenced April 1, 2020, and the lease provides for an initial monthly rent of approximately $12,400 with annual rent increases of approximately 3%. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs. The right-to-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. A discount rate of 11%, which approximated the Company’s incremental borrowing rate, was used to measure the lease asset and liability. Lease expense is recognized on a straight-line basis over the lease term.

The Company obtained a right-of-use asset of $270,950 in exchange for its obligations under the operating lease. The landlord also provided a lease incentive of approximately $139,000, which was paid to the Company in June 2020, for the Company to make improvements to the leased space. In addition, the Company paid a $100,000 security deposit.

Future minimum payments under the facility operating lease, as of June 30, 2022, are listed in the table below.

Annual Fiscal Years	Operating Lease
2023	118,521
2024	40,692
Less:
Imputed interest	(9,140)
Present value of lease liabilities	$150,073

Cash paid for amounts included in the measurement of lease liabilities was $39,507. Rent expense was $26,921 and $26,884 for the three months ended June 30, 2022 and 2021, respectively.

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

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

From February through April 2021, the Company sold $2,310,000 of convertible promissory notes (each an Original Note and, collectively, the Original Notes), at par in a private placement transaction effected pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended. Effective April 30, 2021, pursuant to a revocation and replacement agreement between each holder of an Original Note and the Company, the $2,310,000 of Original Notes and accrued interest thereon as of April 30, 2021 were replaced with $2,360,550 aggregate principal amount of new Notes and 2021 Warrants (as defined below). The Company accounted for the replacement of the Original Notes in accordance with ASC 470 and recorded a loss on extinguishment of $1,321,450 and interest expense of $70,647 for unamortized debt issuance costs as of April 30, 2021.

In April and May 2021, pursuant to a securities purchase agreement by and between the Company and each investor (the SPA), the Company sold to investors $4,250,000 aggregate principal amount of convertible promissory notes (the Notes) and warrants to purchase shares of its common stock (the 2021 Warrants). The Notes were unsecured obligations of the Company with each Note having a stated maturity date of 12 months from its issue date and accrued interest at a rate of 12% per annum, payable on maturity. If the Company completed an offering of its common stock or other securities in excess of $12,000,000 of gross proceeds (a Qualified Capital Raise, as defined in the Notes), each Note holder would be required to convert its Adjusted Note Amount (as defined below) into the securities of such Qualified Capital Raise. Adjusted Note Amount equals the product of (i) the sum of all outstanding principal plus accrued interest on a Note, multiplied by (ii) 1.25.

In connection with the issuance of the Notes, the Company issued the 2021 Warrants to purchase in the aggregate 767,796 shares of its common stock at an initial exercise price of $24.00 per share. The fair value of the 2021 Warrants was $3,700,632, of which $2,379,182 was recorded as a debt discount and amortized to interest expense, and $1,321,450 was recorded as a loss on debt extinguishment. The Company calculated the fair value of the Warrants utilizing the Black-Scholes valuation model with the following assumptions: volatility of 88.98%, risk-free interest rate of 0.86%, a term of 5.75 years and a dividend yield of zero.

Upon the closing of a public offering in February 2022, which was a Qualified Capital Raise, in accordance with their terms, the Notes converted into 1,511,276 shares of common stock and the holders of the Notes received an additional 1,511,276 common stock purchase warrants with an exercise price of $6.60 per share. In addition, as a result of the February 2022 equity offering, the exercise price of the 767,796 outstanding 2021 Warrants was reduced to $6.00 per share.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Placements of Common Stock

On May 2, 2022, the Company entered into a securities purchase agreement (the Purchase Agreement) with an institutional investor, pursuant to which the Company sold, in a registered direct offering (the Registered Offering), which closed on May 5, 2022, an aggregate of 449,438 shares (the Shares) of the Company’s common stock, par value $0.001 per share, at a purchase price per Share of $4.45 and pre-funded warrants (the Pre-Funded Warrants) to purchase an aggregate of 1,348,314 shares of common stock at a purchase price per Pre-Funded Warrant of $4.44. The Pre-Funded Warrants will be exercisable immediately on the date of issuance at an exercise price of $0.01 per share and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

In a concurrent private placement under the Purchase Agreement, the Company issued to the Investor warrants (the Private Placement Warrants) to purchase an aggregate of 1,438,202 shares of common stock at an exercise price of $6.60 per share. The Private Placement Warrants will be exercisable beginning on the six-month anniversary of the date of issuance (the Initial Exercise Date) and will expire on the five-year anniversary of the Initial Exercise Date.

Warrants

As of June 30, 2022, the Company had the following warrants outstanding:

Type	Number of Shares	Exercise Price	Expiration
Common stock	1,348,314	$0.01	—
Common stock	767,796	6.00	April 2027 - May 2027
Common stock	4,011,276	6.60	February 2027
Common stock	1,438,202	6.60	November 2027
Total	7,565,588

Other

During the three months ended June 30, 2022 and 2021, the Company issued 348 and 20,000 shares of common stock, respectively. with a fair value of approximately $1,576 and $172,200, respectively, to service providers.

NOTE 6 – STOCK-BASED COMPENSATION

Amended 2017 Equity Incentive Plan

In October 2017, the Board approved the 2017 Equity Incentive Plan (the Plan), as amended, with 3,000,000 shares of common stock reserved for issuance. In January 2020, the Board approved an increase in the number of shares reserved for issuance by 333,334 shares. Under the Plan, eligible employees, directors and consultants may be granted a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards and restricted stock units. The Plan is administered by the Board or, in the alternative, a committee designated by the Board.

Stock-Based Compensation Expense

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant date fair value. As of June 30, 2022, the unamortized compensation cost was $3,824,493 related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 2.22 years.

During the three months ended June 30, 2022, the Company accrued stock-based compensation expense of approximately $131,000 related to services provided by the Board in accordance with the terms of the Outside Director Compensation Plan (the OD Plan) for non-employee directors, as the Board had not approved certain awards payable under the OD Plan as of June 30, 2022.

During the three months ended June 30, 2022, the Company granted 2,664 shares to members of the Board in accordance with the OD Plan. During the three months ended June 30, 2022, the Company granted options with 10-year terms to purchase 265,634 shares of its common stock to employees, directors and consultants. During the three months ended June 30, 2022, the fair value of awards granted and accrued was $1,276,706, and $738,569 was recorded as stock-based compensation expense in the condensed consolidated statement of operations.

The following assumptions were used in the fair value calculations:

Three Months Ended, June 30,
	2022	2021
Risk-free interest rates	2.82% - 3.25%	0.81% - 0.87%
Volatility	159% - 223%	89% - 366%
Expected life (years)	5.0 - 6.0	5.0 - 6.0

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

A summary of stock option activity under the Plan is presented below:

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at March 31, 2022	989,466	1,650,705	$6.58
Options granted	(265,634)	265,634	4.35
Share awards	(2,664)	—	—
Options cancelled and returned to the Plan	96,668	(96,668)	7.69
Balance at June 30, 2022	817,836	1,819,671	$6.19

There were no stock options exercised during the three months ended June 30, 2022 and 2021.

The following table summarizes the range of outstanding and exercisable options as of June 30, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.98 - $17.70	1,819,671	8.06	$6.19	1,142,581	$5.65	$1,487,193

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. All tax returns for fiscal 2016 to fiscal 2022 may be subject to examination by the U.S. federal and state tax authorities. As of June 30, 2022, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the three months ended June 30, 2022 and 2021 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements, and no claims for payment have been made under such agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (this Report). This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on June 28, 2022 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2022. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors including, without limitation, the direct and indirect effects of coronavirus disease 2019, or COVID-19, as well as inflationary risks, including the risk that the cost of certain of the Company’s components is increasing, and related issues that may arise therefrom. Many of those factors are outside of our control and could cause actual results to differ materially from those expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Report, refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2023 refers to the fiscal year ending March 31, 2023). Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer to Modular Medical, Inc. and its consolidated subsidiary.

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

COVID-19 and Other Macroeconomic Factors

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

In March 2020, San Diego County in California, where we are based, and the state of California issued “shelter-in-place” orders (the Orders). We complied with the Orders and minimized business activities at our San Diego facility from March 2020 until May 2021. During that time, we implemented a teleworking policy for our employees and contractors to reduce on-site activity at our facility. In May 2021, our employees and certain contractors returned to work in our office. We have and continue to experience longer lead times for certain components used to manufacture initial quantities of our products for our submission to the U.S. Food and Drug Administration (FDA) for approval to commercialize our pump product. We remain diligent in continuing to identify and manage risks to our business given the changing uncertainties related to COVID-19. While we believe that our operations personnel are currently in a position to build an adequate supply of products for our FDA submission, we recognize that unpredictable events could create difficulties in the months ahead. We may not be able to address these difficulties in a timely manner, which could delay our submission to the FDA and negatively impact our business, results of operations, financial condition and cash flows.

We believe that as the COVID-19 pandemic evolves, the direct and indirect impacts of the pandemic on global macroeconomic conditions, as well as conditions specific to us, are becoming more difficult to isolate or quantify. In addition, these direct and indirect factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic and costs arising from factors that may have been influenced by the pandemic, such as supply chain constraints, rising inflation, and recessionary fears. We expect these factors and their effects on our operations may persist for a longer period, even after the COVID-19 pandemic has subsided.

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. The Russian invasion of Ukraine in February 2022 has led to further economic disruptions. Mounting inflationary cost pressures and recessionary fears have negatively impacted the global economy. The U.S. Federal Reserve increased interest rates starting in March 2022 and additional increases are expected throughout the year. We were recently able to raise additional capital through equity offerings in February 2022 and May 2022, however, we will need to raise additional capital to commercialize our pump product candidate and support our operations in the future. We may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

For additional information on risks that could impact our future results, please refer to “Risk Factors” in Part II, Item 1A of this Report.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2022. As of June 30, 2022, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	Three months ended June 30,		Change
	2022	2021	2021 to 2022
Research and development	$2,221,984	$1,788,131	$433,853	24.3%

Our research and development expenses include personnel, overhead and other costs associated with the development and initial production of our insulin pump product. We expense research and development costs as they are incurred.

Research and development, or R&D, expenses increased for the three months ended June 30, 2022 compared with the same period of 2021, primarily due to increased engineering and operations personnel and higher stock-based compensation and consulting costs. Our full-time R&D employee headcount increased to 23 at June 30, 2022 from 22 at June 30, 2021. R&D expenses included stock-based compensation expenses of $316,094 and $138,286 for the three-months ended June 30, 2022 and June 30, 2021, respectively. We expect research and development expenses to increase for the remainder of fiscal 2023, as we continue to advance the development of our pump product and hire additional personnel to develop our manufacturing process.

General and Administrative

	Three months ended June 30,		Change
	2022	2021	2021 to 2022
General and administrative	$1,277,106	$1,585,456	$(308,350)	(19.4)%

General and administrative expenses consist primarily of personnel and related overhead costs for marketing, finance, human resources and general management.

General and administrative expenses, or G&A, decreased for the three months ended June 30, 2022 compared with the same period of 2021, primarily as a result of decreased consulting costs, stock-based compensation expenses, professional services fees and marketing fees. G&A expenses included stock-based compensation expenses of $422,475 and $517,635 for the quarters ended June 30, 2022 and June 30, 2021, respectively. We expect G&A expenses to remain relatively flat for the remainder of fiscal 2023.

Liquidity and Capital Resources

As a development-stage enterprise, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with R&D activities and G&A expenses associated with our operations. For the three months ended June 30, 2022, we incurred a net loss of approximately $3.5 million. For the years ended March 31, 2022 and 2021, we incurred net losses of approximately $18.6 million and $7.4 million, respectively. At June 30, 2022, we had a cash balance of approximately $13.7 million and an accumulated deficit of approximately $38.1 million. In May 2022, we completed a registered direct offering of securities for net proceeds of approximately $7.4 million. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities, including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, without limitation, our ability to successfully commercialize our product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings. If we are unable to secure additional capital timely, we will be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash. We believe that our cash will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

For the three months ended June 30, 2022, we used $2,675,627 in operating activities, which primarily resulted from our net loss of $3,498,791, net changes in operating lease assets and liabilities of $12,587, as adjusted for changes to operating assets and liabilities of $17,791, stock-based compensation expenses of $738,569, $51,188 for issuances of shares of common stock in exchange for services, depreciation and amortization expenses of $28,202, and other immaterial adjustments. For the three months ended June 30, 2021, we used $2,204,621 in operating activities, which primarily resulted from our net loss of $4,835,091, increased for a non-cash gain on the PPP Note extinguishment of $368,780 and net changes in operating lease assets and liabilities of $11,474, as adjusted for changes to operating assets and liabilities of $403,174, a loss on debt extinguishment of $1,321,450 stock-based compensation expenses of $655,920, $266,910 for issuances of shares of common stock in exchange for services, depreciation and amortization expenses of $24,649, interest expense of $338,619 for amortization of debt discount, and other immaterial adjustments.

For the three months ended June 30, 2022, cash used in investing activities of $76,017 was for the purchase of property and equipment. For the three months ended June 30, 2021, cash used in investing activities of $20,076 was for the purchase of property and equipment.

Cash provided by financing activities of $7,372,347 for the three months ended June 30, 2022 was attributable to net proceeds from the issuance of common stock in a registered direct offering, net of underwriting fees and issuance costs. Cash provided by financing activities of $4,137,200 for the three months ended June 30, 2021 was attributable to net proceeds from the issuance of our Notes.

Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements are detailed in Note 1 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of us or our subsidiary, threatened against or affecting us, our common stock, our subsidiary or our subsidiary’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. There are no material changes to the risk factors set forth under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2022, which we filed with the SEC on June 28, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On June 30, 2022, we issued a total of 2,664 shares of our restricted common stock to two of our non-employee directors in accordance with our Outside Director Compensation Plan. On May 9, 2022 we issued 348 shares of our common stock to a service provider. The aforementioned issuances were made pursuant to exemptions from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act. We made such determinations based upon representations by the purchasers of such securities including, without limitation, that such purchasers were “accredited investors” as defined in the Securities Act.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, or a sinking or purchase fund installment, or any other material default, with respect to any indebtedness of ours.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Document
4.1(1)	Form of Pre-Funded Warrant dated May 2, 2022
4.2(1)	Form of Private Placement Warrant dated May 2, 2022
10.1 (1)	Form of Securities Purchase Agreement dated May 2, 2022
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

(1)	As filed with the Registrant’s Current Report on Form 8-K filed May 5, 2022, and incorporated herein by reference.
20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date: August 11, 2022	By:	/s/James E. Besser
James E. Besser
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul M. DiPerna
Paul DiPerna
Chairman, President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

