Form 10-Q
period 2022-09-30
Modular Medical, Inc.
filed 2022-11-14
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-41277

MODULAR MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0620495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16772 W. Bernardo Drive, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 10,925,723 as of November 14, 2022.

FORM 10-Q

SEPTEMBER 30, 2022

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2022 (Unaudited)	March 31, 2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,840,597	$9,076,372
Prepaid expenses and other	164,566	313,422
TOTAL CURRENT ASSETS	11,005,163	9,389,794

Property and equipment, net	257,053	235,959
Right of use asset, net	75,421	120,693
Security deposit	100,000	100,000
TOTAL NON-CURRENT ASSETS	432,474	456,652

TOTAL ASSETS	$11,437,637	$9,846,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$244,626	$299,951
Accrued expenses	336,119	524,891
Short-term lease liability	114,368	144,857
TOTAL CURRENT LIABILITIES	695,113	969,699

LONG-TERM LIABILITIES’
Long-term lease liability	—	39,957
TOTAL LIABILITIES	695,113	1,009,656

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized; 10,925,723 and 10,461,898 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	10,926	10,462
Additional paid-in capital	52,260,567	43,406,099
Accumulated deficit	(41,528,969)	(34,579,771)
TOTAL STOCKHOLDERS’ EQUITY	10,742,524	8,836,790
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,437,637	$9,846,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$2,385,539	$2,105,380	$4,607,523	$3,893,511
General and administrative	1,063,572	1,589,032	2,340,678	3,174,489
Total operating expenses	3,449,111	3,694,412	6,948,201	7,068,000
Loss from operations	(3,449,111)	(3,694,412)	(6,948,201)	(7,068,000)

Other income	304	48	603	368,872
Interest expense	—	(685,793)	—	(1,194,670)
Loss on debt extinguishment	—	—	—	(1,321,450)
Loss before income taxes	(3,448,807)	(4,380,157)	(6,947,598)	(9,215,248)

Provision for income taxes	1,600	1,600	1,600	1,600

Net loss	$(3,450,407)	$(4,381,757)	$(6,949,198)	$(9,216,848)

Net loss per share
Basic and diluted	$(0.32)	$(0.69)	$(0.64)	$(1.46)

Shares used in computing net loss per share
Basic and diluted	10,914,953	6,323,925	10,830,974	6,320,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2022	10,461,898	$10,462	$43,406,099	$(34,579,771)	$8,836,790
Shares issued for services	348	—	1,576	—	1,576
Issuance of common stock and warrants in equity offering, net	449,438	449	7,371,898	—	7,372,347
Issuance of common stock under equity incentive plan	2,664	3	13,747		13,750
Stock-based compensation	—	—	724,819	—	724,819
Net loss	—	—	—	(3,498,791)	(3,498,791)
Balance as of June 30, 2022	10,914,348	$10,914	$51,518,139	$(38,078,562)	$13,450,491

Issuance of common stock under equity incentive plan	11,375	12	50,368		50,380
Stock-based compensation			692,060		692,060
Net loss				(3,450,407)	(3,450,407)
Balance as of September 30, 2022	10,925,723	$10,926	$52,260,567	$(41,528,969)	$10,742,524

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2021	6,302,050	$6,302	$14,665,559	$(15,947,010)	$(1,275,149)
Shares issued for service	20,000	20	172,180	—	172,200
Warrants issued with convertible notes	—	—	3,700,632	—	3,700,632
Issuance of common stock under equity incentive plan	1,836	2	32,495	—	32,497
Stock-based compensation	—	—	623,423	—	623,423
Net loss	—	—	—	(4,835,091)	(4,835,091)
Balance as of June 30, 2021	6,323,886	$6,324	$19,194,289	$(20,782,101)	$(1,581,488)

Net loss				(4,381,757)	(4,381,757)
Balance as of September 30, 2021	6,327,521	$6,328	$20,056,716	$(25,163,858)	$(5,100,814)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2022	2021

Net loss	$(6,949,198)	$(9,216,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on PPP note forgiveness	—	(368,780)
Loss on debt extinguishment	—	1,321,450
Stock-based compensation expense	1,481,009	1,518,351
Depreciation and amortization	60,180	53,599
Shares for services	100,800	314,265
Amortization of lease right-of-use asset	45,272	38,085
Change in lease liability	(70,446)	(61,032)
Amortization of debt discount	—	824,439
Changes in assets and liabilities:
Other assets and prepaid expenses	49,632	(7,941)
Accounts payable and accrued expenses	(244,097)	799,687
Net cash used in operating activities	(5,526,848)	(4,784,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(81,274)	(22,779)
Net cash used in investing activities	(81,274)	(22,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net	7,372,347	—
Proceeds from issuance of convertible notes, net	—	4,137,200
Net cash provided by financing activities	7,372,347	4,137,200

Net increase in cash and cash equivalents	1,764,225	(670,304)

Cash and cash equivalents at beginning of period	9,076,372	1,468,465

Cash and cash equivalents at end of period	$10,840,597	$798,161

Supplemental disclosure:
Noncash investing and financing activities:
Fair value of detachable warrants issued with convertible notes	$—	$3,700,632

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

The Company expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and subsequent commercialization of its product. The Company expects that its research and development and general and administrative expenses will continue to increase, and, as a result, it will eventually need to generate significant revenue to achieve profitability. The Company’s expected operating losses and cash burn raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise additional capital, through the sale of additional equity or debt securities, to support its future operations. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company.

The Company’s operating needs include the planned costs to operate its business, fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product offering. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending March 31, 2023 or for any other future period.

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

Property and Equipment

Property and equipment are recorded at historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation is recorded in operating expenses in the consolidated statements of operations. Leasehold improvements and assets acquired through capital leases are amortized over the shorter of their estimated useful life or the lease term, and amortization is recorded in operating expenses in the consolidated statements of operations.

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

Right-of-Use Asset

The Company’s right-of-use assets consist of leased assets recognized in accordance with FASB Accounting Standards Codification (ASC) No. 842, Leases which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and the lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term in the condensed consolidated statement of operations and comprehensive loss. The Company determines the lease term by agreement with lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

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

 For the six months ended September 30, 2022 and 2021, the following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

	Six Months Ended September 30,
	2022	2021
Options to purchase common stock	2,030,250	4,972,948
Common stock warrants	7,565,588	—
Total	9,595,838	4,972,948

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended September 30, 2022 and 2021, the Company’s comprehensive loss was the same as its net loss.

Recently Issued Accounting Pronouncement

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The Company is still evaluating the impact of this accounting guidance on its results of operations and financial position.

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

Future minimum payments under the facility operating lease, as of September 30, 2022, are listed in the table below.

Annual Fiscal Years	Operating lease
2023	74,411
2024	40,692
Less:
Imputed interest	(735)
Present value of lease liabilities	$114,368

Cash paid for amounts included in the measurement of lease liabilities was $79,014 for the six months ended September 30, 2022. Rent expense was $53,842 and $53,768 for the six months ended September 30, 2022 and 2021, respectively and $26,921 and $26,844 for the three months ended September 30, 2022 and 2021, respectively.

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

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

From February through April 2021, the Company sold $2,310,000 of convertible promissory notes (each an Original Note and, collectively, the Original Notes), at par in a private placement transaction effected pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended. Effective April 30, 2021, pursuant to a revocation and replacement agreement between each holder of an Original Note and the Company, the $2,310,000 of Original Notes and accrued interest thereon as of April 30, 2021 were replaced with $2,360,550 aggregate principal amount of Notes and 2021 Warrants (as defined below). The Company accounted for the replacement of the Original Notes in accordance with ASC 470 and recorded a loss on extinguishment of $1,321,450 and interest expense of $70,647 for unamortized debt issuance costs as of April 30, 2021.

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

Placements of Common Stock and Warrants

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

Warrants

As of September 30, 2022, the Company had the following warrants outstanding:

Type	Number of Shares	Exercise Price	Expiration Date
Common stock	1,348,314	$0.01	—
Common stock	767,796	$6.00	April 2027 - May 2027
Common stock	4,011,276	$6.60	February 2027
Common stock	1,438,202	$6.60	November 2027
Total	7,565,588

Other

During the six months ended September 30, 2022 and 2021, the Company issued 348 and 20,000 shares of common stock, respectively, with a fair value of approximately $1,576 and $172,200, respectively, to service providers.

NOTE 6 – STOCK-BASED COMPENSATION

Amended 2017 Equity Incentive Plan

In October 2017, the Board approved the 2017 Equity Incentive Plan (the Plan), as amended, with 1,000,000 shares of common stock reserved for issuance. In January 2020 and August 2021, the Board approved increases in the number of shares reserved for issuance under the Plan by 333,334 and 1,333,334 shares, respectively. Under the Plan, eligible employees, directors and consultants may be granted a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards and restricted stock units. The Plan is administered by the Board or, in the alternative, a committee designated by the Board.

Stock-Based Compensation Expense

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant date fair value. As of September 30, 2022, the unamortized compensation cost was $3,847,696 related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 2.17 years.

During the six months ended September 30, 2022, the Company granted 14,039 shares to members of the Board in accordance with the compensation plan for non-employee directors. During the six months ended September 30, 2022, the Company granted options with 10-year terms to purchase 506,657 shares of its common stock to employees, directors and consultants. During the six months ended September 30, 2022, the fair value of awards granted was $2,174,367, and $1,481,009 was recorded as stock-based compensation expense in the condensed consolidated statement of operations. The following assumptions were used in the fair value calculations:

The following assumptions were used in the fair value calculations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rates	3.00% - 4.06%	0.8% - 0.98%	2.82% - 4.06%	0.8% - 0.98%
Volatility	156% - 159%	367% - 370%	156% - 223%	89% - 366%
Expected life (years)	5.0 - 5.7	5.0 - 6.2	5.0 - 5.7	5.0 - 6.0

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

A summary of stock option activity under the EIP is presented below:

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at March 31, 2022	989,466	1,650,705	$6.58
Options granted	(265,634)	265,634	4.35
Share awards	(2,664)	—	—
Options cancelled and returned to the Plan	96,668	(96,668)	7.69
Balance at June 30, 2022	817,836	1,819,671	6.19
Options granted	(241,023)	241,023	4.35
Share awards	(11,375)	—	—
Options cancelled and returned to the Plan	30,444	(30,444)	4.67
Balance at September 30, 2022	595,882	2,030,250	$6.00

There were no stock options exercised during the six months ended September 30, 2022 and 2021.

The following table summarizes the range of outstanding and exercisable options as of September 30, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$3.95 - $17.70	2,030,250	8.02	$6.00	1,228,447	$5.65	$952,473

The intrinsic value per share is calculated as the excess of the closing price of the common stock on the Company’s principal trading market over the exercise price of the option.

The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the six months ended September 30, 2022 and 2021, there were no such tax benefits associated with the exercise of stock options, as no stock options were exercised.

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. All tax returns for fiscal 2016 to fiscal 2022 may be subject to examination by the U.S. federal and state tax authorities. As of September 30, 2022, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 8 – COMMITMENTS & CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the six months ended September 30, 2022 and 2021 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements, and no claims for payment have been made under such agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (this Report). This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on June 28, 2022 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2022. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors including, without limitation, the direct and indirect effects of coronavirus disease 2019, or COVID-19 as well as the Russian/Ukraine conflict and inflationary risks, including the risk that the cost of certain of the Company’s materials and product components is increasing, and related issues that may arise therefrom. Many of those factors are outside of our control and could cause actual results to differ materially from those expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

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

COVID-19 and Macroeconomic Factors

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

Since March 2020, the jurisdiction in which we operate has issued ’shelter-in-place” orders. We have complied with these orders, and, when such orders were in place, minimized business activities at our facility. We have implemented a teleworking policy for our employees and contractors to reduce on-site activity, as necessary. We have and continue to experience longer lead times for certain components used to manufacture initial quantities of our products for our submission to the U.S. Food and Drug Administration (FDA) for approval to commercialize our pump product. We remain diligent in continuing to identify and manage risks to our business given the changing uncertainties related to COVID-19. While we believe that our operations personnel are currently in a position to build an adequate supply of products for our FDA submission, we recognize that unpredictable events could create difficulties in the months ahead. We may not be able to address these difficulties in a timely manner, which could delay our submission to the FDA and negatively impact our business, results of operations, financial condition and cash flows.

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

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. The Russian invasion of Ukraine in February 2022 has led to further economic disruptions. Mounting inflationary costs pressures and recessionary fears have negatively impacted the global economy. During the third quarter of 2022, the U.S. Federal Reserve continued to aggressively address elevated inflation by increasing interest rates. The U.S. Federal reserve increased interest rates by 75 basis points in each of its meetings held in July, September and November 2022, with an additional increase forecasted for December 2022, as inflation remains elevated. We were recently able to raise additional capital through equity offerings in February 2022 and May 2022, however, we will need to raise additional capital to commercialize our pump product candidate and support our operations in the future. We may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

For additional information on risks that could impact our future results, please refer to “Risk Factors” in Part II, Item 1A of this Report.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2022. As of September 30, 2022, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	September 30,		Change
	2022	2021	2021 to 2022
Research and development – Three months ended	$2,385,539	$2,105,380	$280,159	13.3%
Research and development – Six months ended	$4,607,523	$3,893,511	$714,012	18.3%

Our research and development expenses include personnel, consulting, product prototyping and other costs associated with the development and initial production of our insulin pump product. We expense research and development costs as they are incurred.

Research and development, or R&D, expenses increased for the three and six months ended September 30, 2022 compared with the same period of fiscal 2021, primarily due to increased engineering and operations personnel costs, prototype and production component and material costs and higher stock-based compensation expenses. The increases in R&D expenses were partially offset by a decrease in consulting costs, as we reduced our utilization of consultants, as we increased our employee headcount and completed development of aspects of our pump design and features. Our full-time R&D employee headcount increased to 28 at September 30, 2022 from 15 at September 30, 2021. R&D expenses included stock-based compensation expenses of $361,829 and $116,742 for the three months ended September 30, 2022 and 2021, respectively, and $677,923 and $255,027 for the six months ended September 30, 2022 and 2021, respectively. We expect research and development expenses to increase for the remainder of fiscal 2023, as we continue to advance the development of our pump product and hire additional personnel to develop our manufacturing process.

General and Administrative

	September 30,		Change
	2022	2021	2021 to 2022
General and administrative – Three months ended	$1,063,572	$1,589,032	$(525,460)	(33.1)%
General and administrative – Six months ended	$2,340,678	$3,174,489	$(833,811)	(26.3)%

General and administrative expenses consist primarily of personnel and related overhead costs for marketing, finance, human resources, legal and general management.

General and administrative expenses, or G&A, decreased for the three and six months ended September 30, 2022 compared with the same period of 2021, primarily as a result of decreased personnel, stock-based compensation, professional services and marketing costs. G&A expenses included stock-based compensation expenses of $380,611 and $745,689 for three months ended September 30, 2022 and 2021, respectively and $803,086 and $1,263,324 for the six months ended September 30, 2022 and 2021, respectively. We expect G&A expenses to remain flat for the remainder of fiscal 2023.

Liquidity and Capital Resources

As a development-stage enterprise, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with R&D activities and G&A expenses associated with our operations. For the six months ended September 30, 2022, we incurred a net loss of approximately $6.9 million. For the years ended March 31, 2022 and 2021, we incurred net losses of approximately $18.6 million and $7.4 million, respectively. At September 30, 2022, we had a cash balance of approximately $10.8 million and an accumulated deficit of approximately $41.5 million. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that of issuance of the consolidated financial statements included in Item 1 of this Report. Our consolidated financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our future operations, and we are currently seeking such additional financing. In May 2022, we completed a registered direct offering of securities for net proceeds of approximately $7.4 million.

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

For the six months ended September 30, 2022, we used $5,526,848 in operating activities, which primarily resulted from our net loss of $6,949,198, net changes in operating lease assets and liabilities of $25,174 and operating assets and liabilities $194,465, as adjusted for stock-based compensation expenses of $1,481,010, $100,800 for issuances of shares of common stock in exchange for services, depreciation and amortization expenses of $60,180 and other immaterial adjustments. For the six months ended September 30, 2021, we used $4,784,725 in operating activities, which primarily resulted from our net loss of $9,216,848, increased for a non-cash gain on the PPP Note extinguishment of $368,780 and net changes in operating lease assets and liabilities of $22,947, as adjusted for changes to operating assets and liabilities of $791,746, a loss on debt extinguishment of $1,321,450 stock-based compensation expenses of $1,518,351, $314,265 for issuances of shares of common stock in exchange for services, depreciation and amortization expenses of $53,599 and interest expense of $824,439 for amortization of debt discount.

For the six months ended September 30, 2022 and 2021, cash used in investing activities of $81,274 and $22,779, respectively, was for the purchase of property and equipment.

Cash provided by financing activities of $7,372,347 for the six months ended September 30, 2022 was attributable to net proceeds from the issuance of common stock upon completion of an equity offering, net of underwriting fees and issuance costs. Cash provided by financing activities of $4,137,200 for the six months ended September 30, 2021 was attributable to net proceeds from the issuance of our convertible promissory notes.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the three months ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We might not be able to continue as a going concern.

Our unaudited condensed consolidated financial statements as of September 30, 2022 have been prepared under the assumption that we will continue as a going concern for the next twelve months. At September 30, 2022, we had cash and cash equivalents of $10.8 million and an accumulated deficit of $41.5 million. We do not believe that our cash, cash equivalents and investments are sufficient to fund our operations for the next 12 months, and we will need to raise additional capital.  As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

If we are unable to generate sustainable operating profit and sufficient cash flows, then our future success will depend on our ability to raise capital. We are seeking additional financing and evaluating financing alternatives in order to meet our cash requirements for the next 12 months. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current product development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

The invasion of Ukraine by Russia could negatively impact our business.

Russia’s recent military invasion of Ukraine has led to, and may lead to, additional sanctions being levied by the United States, European Union and other countries against Russia. Russia’s military invasion and the resulting sanctions have had an adverse effect on global markets. We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. Prolonged unrest, intensified military activities, or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on the operations, results of operations, financial condition, liquidity and outlook of our business.

Sustained inflation could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Inflation rates in the markets in which we operate have increased and may continue to rise. Inflation over the last several months has led us to experience higher costs, including higher labor, materials and transportation costs. Certain of our suppliers have raised their prices and may continue to raise prices. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On September 30, 2022, we issued 6,375 shares of our restricted common stock to four of our non-employee directors in accordance with our Outside Director Compensation Plan.

On August 8, 2022, we issued 5,000 shares of our restricted common stock to two of our non-employee directors in accordance with our Outside Director Compensation Plan.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Document
10.1(1)+	Offer Letter Agreement between the Registrant and Kevin Schmid dated July 13, 2022
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	As filed with the Registrant’s Current Report on Form 8-K filed July 26, 2022, and incorporated herein by reference.
+	Management contract, compensatory plan or arrangement
*	Filed herewith
22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date: November 14, 2022	By:	/s/ James E. Besser
James E. Besser
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chairman, President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
23