Form 10-Q/A
period 2022-09-30
Modular Medical, Inc.
filed 2022-11-17
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Modular Medical, Inc. (the “Company”) for the period ended September 30, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2022, is to revise the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) table. The revised table now includes a stock-based compensation row for the period between June 30, 2021 and September 30, 2021, which had been erroneously omitted from the original filing. The iXBRL files have also been updated to reflect this change.

Except as described above, this Amendment makes no other changes to the original Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Amendment also contains new management certifications. For convenience, the Company has included the original filing in the Amendment.

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

Modular Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2022	10,461,898	$10,462	$43,406,099	$(34,579,771)	$8,836,790
Shares issued for services	348	—	1,576	—	1,576
Issuance of common stock and warrants in equity offering, net	449,438	449	7,371,898	—	7,372,347
Issuance of common stock under equity incentive plan	2,664	3	13,747		13,750
Stock-based compensation	—	—	724,819	—	724,819
Net loss	—	—	—	(3,498,791)	(3,498,791)
Balance as of June 30, 2022	10,914,348	$10,914	$51,518,139	$(38,078,562)	$13,450,491

Issuance of common stock under equity incentive plan	11,375	12	50,368		50,380
Stock-based compensation			692,060		692,060
Net loss				(3,450,407)	(3,450,407)
Balance as of September 30, 2022	10,925,723	$10,926	$52,260,567	$(41,528,969)	$10,742,524

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2021	6,302,050	$6,302	$14,665,559	$(15,947,010)	$(1,275,149)
Shares issued for service	20,000	20	172,180	—	172,200
Warrants issued with convertible notes	—	—	3,700,632	—	3,700,632
Issuance of common stock under equity incentive plan	1,836	2	32,495	—	32,497
Stock-based compensation	—	—	623,423	—	623,423
Net loss	—	—	—	(4,835,091)	(4,835,091)
Balance as of June 30, 2021	6,323,886	$6,324	$19,194,289	$(20,782,101)	$(1,581,488)
Stock-based compensation	3,635	4	862,427	—	862,431
Net loss				(4,381,757)	(4,381,757)
Balance as of September 30, 2021	6,327,521	$6,328	$20,056,716	$(25,163,858)	$(5,100,814)

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

MODULAR MEDICAL, INC.

Date: November 17, 2022	By:	/s/ James E. Besser
James E. Besser
Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2022	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chairman, President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
23