Form 10-Q
period 2022-12-31
Modular Medical, Inc.
filed 2023-02-13
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-41277

MODULAR MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0620495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16772 W. Bernardo Drive, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 10,932,098 as of February 8, 2023.

FORM 10-Q
December 31, 2022

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2022 (Unaudited)	March 31, 2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,690,957	$9,076,372
Prepaid expenses and other	180,164	313,422
Security deposit	100,000	—
TOTAL CURRENT ASSETS	7,971,121	9,389,794

Property and equipment, net	716,409	235,959
Right of use asset, net	51,312	120,693
Security deposit	—	100,000
TOTAL NON-CURRENT ASSETS	767,721	456,652

TOTAL ASSETS	$8,738,842	$9,846,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$382,080	$299,951
Accrued expenses	255,545	524,891
Short-term lease liability	77,672	144,857
TOTAL CURRENT LIABILITIES	715,297	969,699

Long-term lease liability	—	39,957
TOTAL LIABILITIES	715,297	1,009,656

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000,000 shares authorized; 10,932,098 and 10,461,898 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	10,932	10,462
Additional paid-in capital	52,900,066	43,406,099
Accumulated deficit	(44,887,453)	(34,579,771)
TOTAL STOCKHOLDERS’ EQUITY	8,023,545	8,836,790
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,738,842	$9,846,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating expenses
Research and development	$2,196,546	$1,849,399	$6,804,069	$5,742,911
General and administrative	1,161,351	1,981,665	3,502,029	5,156,152
Total operating expenses	3,357,897	3,831,064	10,306,098	10,899,063
Loss from operations	(3,357,897)	(3,831,064)	(10,306,098)	(10,899,063)

Other income (expense)	(587)	4	16	368,876
Interest expense	—	(1,010,247)	—	(2,204,917)
Loss on debt extinguishment	—	—	—	(1,321,450)
Loss before income taxes	(3,358,484)	(4,841,307)	(10,306,082)	(14,056,554)

Provision for income taxes	—	—	1,600	1,600

Net loss	$(3,358,484)	$(4,841,307)	$(10,307,682)	$(14,058,154)

Net loss per share
Basic and diluted	$(0.31)	$(0.76)	$(0.95)	$(2.22)

Shares used in computing net loss per share
Basic and diluted	10,925,862	6,354,145	10,863,082	6,331,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-In	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Equity
Balance as of March 31, 2022	10,461,898	$10,462	$43,406,099	$—	$(34,579,771)	$8,836,790
Shares issued for services	348	—	1,576	—	—	1,576
Issuance of common stock and warrants in equity offering, net	449,438	449	7,371,898	—	—	7,372,347
Issuance of common stock under equity incentive plan	2,664	3	13,747	—	—	13,750
Stock-based compensation	—	—	724,819	—	—	724,819
Net loss	—	—	—	—	(3,498,791)	(3,498,791)
Balance as of June 30, 2022	10,914,348	$10,914	$51,518,139	$—	$(38,078,562)	$13,450,491
Issuance of common stock under equity incentive plan	11,375	12	50,368	—	—	50,380
Stock-based compensation	—	—	692,060	—	—	692,060
Net loss	—	—	—	—	(3,450,407)	(3,450,407)
Balance as of September 30, 2022	10,925,723	$10,926	$52,260,567	$—	$(41,528,969)	$10,742,524
Issuance of common stock under equity incentive plan	6,375	6	12,737	—	—	12,743
Stock-based compensation	—	—	626,762	—	—	626,762
Net loss	—	—	—	—	(3,358,484)	(3,358,484)
Balance as of December 31, 2022	10,932,098	$10,932	$52,900,066	$—	$(44,887,453)	$8,023,545

	Common Stock		Additional Paid-In	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Issuable	Deficit	Deficit
Balance as of March 31, 2021	6,302,050	$6,302	$14,665,559	$—	$(15,947,010)	$(1,275,149)
Shares issued for services	20,000	20	172,180	—	—	172,200
Warrants issued with convertible notes	—	—	3,700,632	—	—	3,700,632
Issuance of common stock under equity incentive plan	1,836	2	32,495	—	—	32,497
Stock-based compensation	—	—	623,423	—	—	623,423
Net loss	—	—	—	—	(4,835,091)	(4,835,091)
Balance as of June 30, 2021	6,323,886	$6,324	$19,194,289	$—	$(20,782,101)	$(1,581,488)
Stock-based compensation	3,635	4	862,427	—	—	862,431
Net loss	—	—	—	—	(4,381,757)	(4,381,757)
Balance as of September 30, 2021	6,327,521	$6,328	$20,056,716	$—	$(25,163,858)	$(5,100,814)
Private placement of common stock	30,865	31	249,969	—	—	250,000
Shares issued for services	8,334	8	73,748	—	—	73,756
Shares issuable for services	—	—	—	149,994	—	149,994
Shares issued for reverse stock split	1,211	1	—	—	—	1
Stock-based compensation	5,775	6	1,221,729	—	—	1,221,735
Net loss	—	—	—	—	(4,841,307)	(4,841,307)
Balance as of December 31, 2021	6,373,706	$6,374	$21,602,162	$149,994	$(30,005,165)	$(8,246,635)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2022	2021

Net loss	$(10,307,682)	$(14,058,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on PPP note forgiveness	—	(368,780)
Loss on debt extinguishment	—	1,321,450
Stock-based compensation expense	2,120,513	2,740,086
Depreciation and amortization	92,616	80,268
Shares issued for services	150,412	388,021
Shares issuable for services	—	149,994
Amortization of lease right-of-use asset	69,381	58,404
Change in lease liability	(107,142)	(92,826)
Amortization of debt discount	—	1,454,762
Changes in assets and liabilities:
Other assets and prepaid expenses	(15,577)	(25,995)
Accounts payable and accrued expenses	(187,217)	1,223,983
Net cash used in operating activities	(8,184,696)	(7,128,787)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(573,066)	(22,779)
Net cash used in investing activities	(573,066)	(22,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net	7,372,347	—
Proceed from private placement, net of issuance costs	—	250,000
Proceeds from issuance of convertible notes, net	—	4,137,199
Proceeds from issuance of promissory note	—	1,500,000
Net cash provided by financing activities	7,372,347	5,887,199

Net decrease in cash and cash equivalents	(1,385,415)	(1,264,367)

Cash and cash equivalents at beginning of period	9,076,372	1,468,465

Cash and cash equivalents at end of period	$7,690,957	$204,098

Supplemental disclosure:
Noncash investing and financing activities:
Fair value of detachable warrants issued with convertible notes	$—	$3,700,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODULAR MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Modular Medical, Inc. (the Company) was incorporated in Nevada in October 1998 under the name Bear Lake Recreation, Inc. The Company had no material business operations from 2002 until approximately 2017 when it acquired all of the issued and outstanding shares of Quasuras, Inc., a Delaware corporation (Quasuras). As the major shareholder of Quasuras retained control of both the Company and Quasuras, the share exchange was accounted for as a reverse merger. As such, the Company recognized the assets and liabilities of Quasuras acquired in the merger at their historical carrying amounts. Prior to the acquisition of Quasuras and, since at least 2002, the Company was a shell company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the Exchange Act). In June 2017, the Company changed its name from Bear Lake Recreation, Inc. to Modular Medical, Inc.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending March 31, 2023 or for any other future period.

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

The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020. This has negatively affected the U.S. and global economy, disrupted global supply chains, significantly restricted travel and transportation, resulted in mandated closures and orders to “shelter-in- place” and created significant disruption of the financial markets. The full extent of the COVID-19 impact on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by U.S. and foreign government agencies to prevent disease spread, all of which are uncertain, out of the Company’s control, and cannot be predicted.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Property and Equipment

Property and equipment are recorded at historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation is recorded in operating expenses in the consolidated statements of operations. Leasehold improvements and assets acquired through capital leases are amortized over the shorter of their estimated useful life or the lease term, and amortization is recorded in operating expenses in the consolidated statements of operations. Construction-in-process includes machinery and equipment and is stated at cost and not depreciated. Depreciation on construction-in-process commences when the assets are ready for their intended use.

Fixed assets comprised:

	December 31,	March 31,
	2022	2022
Machinery and equipment	$487,855	$346,358
Construction-in-process	427,670	—
Leasehold improvements	139,197	139,197
Total property and equipment	1,054,722	485,555
Less: accumulated depreciation and amortization	(338,313)	(249,596)
Total property and equipment, net	$716,409	$235,959

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

Right-of-Use Asset

The Company’s right-of-use assets consist of leased assets recognized in accordance with FASB Accounting Standards Codification (ASC) No. 842, Leases which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and the lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term in the condensed consolidated statement of operations and comprehensive loss. The Company determines the lease term by agreement with the lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

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

Per-Share Amounts

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options and warrants.

For the nine months ended December 31, 2022 and 2021, the following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

	Nine Months Ended December 31,
	2022	2021
Options to purchase common stock	2,174,198	1,967,188
Common stock warrants	7,565,588	767,796
Total	9,739,786	2,734,984

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended December 31, 2022 and 2021, the Company’s comprehensive loss was the same as its net loss.

Recently Issued Accounting Pronouncement

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The adoption of this ASU is not expected to have a material impact on the Company’s results of operations and financial position.

NOTE 2 – LEASES

The Company accounts for the lease of its corporate facility in San Diego, California in accordance with ASC No. 842. The 39- month lease term commenced April 1, 2020, and the lease provides for an initial monthly rent of approximately $12,400 with annual rent increases of approximately 3%. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and certain other operating costs. The right-to-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. A discount rate of 11%, which approximated the Company’s incremental borrowing rate, was used to measure the lease asset and liability. Lease expense is recognized on a straight-line basis over the lease term.

The Company obtained a right-of-use asset of $270,950 in exchange for its obligations under the operating lease. The landlord also provided a lease incentive of approximately $139,000, which was paid to the Company in June 2020, for the Company to make improvements to the leased space. In addition, the Company paid a $100,000 security deposit.

Future minimum payments under the facility operating lease, as of December 31, 2022, are listed in the table below.

Annual Fiscal Years	Operating Lease
2023	39,507
2024	40,692
Less:
Imputed interest	(2,527)
Present value of lease liabilities	$77,672

Cash paid for amounts included in the measurement of lease liabilities was $118,521 for the nine months ended December 31, 2022. Rent expense was $80,698 for each of the nine-month periods ended December 31, 2022 and 2021 and $26,930 for each of the three-month periods ended December 31, 2022 and 2021.

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

Warrants

As of December 31, 2022, the Company had the following warrants outstanding:

Type	Number of Shares	Exercise Price	Expiration Date
Common stock	1,348,314	$0.01	—
Common stock	767,796	$6.00	January - February 2027
Common stock	4,011,276	$6.60	February 2027
Common stock	1,438,202	$6.60	November 2027
Total	7,565,588

Other

During the nine months ended December 31, 2022 and 2021, the Company issued 348 and 28,334 shares of common stock, respectively, with a fair value of approximately $1,576 and $245,956, respectively, to service providers.

NOTE 6 – STOCK-BASED COMPENSATION

Amended 2017 Equity Incentive Plan

In October 2017, the Company’s board of directors (the Board) approved the 2017 Equity Incentive Plan (the Plan), as amended, with 1,000,000 shares of common stock reserved for issuance. In January 2020 and August 2021, the Board approved increases in the number of shares reserved for issuance under the Plan by 333,334 and 1,333,334 shares, respectively. Under the Plan, eligible employees, directors and consultants may be granted a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards and restricted stock units. The Plan is administered by the Board or, in the alternative, a committee designated by the Board.

Stock-Based Compensation Expense

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant date fair value. As of December 31, 2022, the unamortized compensation cost was $3,443,902 related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 2.07 years.

During the three and nine months ended December 31, 2022, the Company awarded 6,375 and 20,414 shares, respectively, to members of the Board in accordance with the compensation plan for non-employee directors. During the nine months ended December 31, 2022, the Company granted options with 10-year terms to purchase 677,199 shares of its common stock to employees, directors and consultants. The fair value of the options granted and shares awarded was $2,503,979. The following assumptions were used in the fair value calculations of the options granted:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Risk-free interest rates	3.93% - 3.99%	1.26% - 1.36%	2.82% - 4.06%	0.8% - 1.36%
Volatility	149%	197% - 253%	149% - 223%	89% - 370%
Expected life (years)	5.0 - 5.7	5.0 - 6.0	5.0 - 5.7	5.0 - 6.2

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

A summary of stock option activity under the Plan is presented below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Prices
Balance at March 31, 2022	989,466	1,650,705	$6.58
Options granted	(265,634)	265,634	4.35
Share awards	(2,664)	—	—
Options cancelled and returned to the Plan	96,668	(96,668)	7.69
Balance at June 30, 2022	817,836	1,819,671	6.19
Options granted	(241,023)	241,023	4.35
Share awards	(11,375)	—	—
Options cancelled and returned to the Plan	30,444	(30,444)	4.67
Balance at September 30, 2022	595,882	2,030,250	6.00
Options granted	(170,542)	170,542	2.00
Share awards	(6,375)	—	—
Options cancelled and returned to the Plan	26,594	(26,594)	5.82
Balance at December 31, 2022	445,559	2,174,198	$5.69

There were no stock options exercised during the nine months ended December 31, 2022 and 2021.

The following table summarizes the range of outstanding and exercisable options as of December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$1.98 - $17.70	2,174,198	7.94	$5.69	1,360,318	$5.87	$8,894

The intrinsic value per share is calculated as the excess of the closing price of the common stock on the Company’s principal trading market over the exercise price of the option.

The Company is required to present the tax benefits resulting from tax deductions in excess of the compensation cost recognized from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. For the nine months ended December 31, 2022 and 2021, there were no such tax benefits associated with the exercise of stock options, as no stock options were exercised.

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. All tax returns for fiscal 2016 to fiscal 2022 may be subject to examination by the U.S. federal and state tax authorities. As of December 31, 2022, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 8 – COMMITMENTS & CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the nine months ended December 31, 2022 and 2021 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements, and no claims for payment have been made under such agreements.

Purchase Obligations

The Company's primary purchase obligations include purchase orders for machinery and equipment. At December 31, 2022, the Company had outstanding purchase orders for machinery and equipment and related expenditures of approximately $735,000.

NOTE 9 – SUBSEQUENT EVENTS

New Lease Agreement

On January 5, 2023, the Company entered into a lease agreement (the Thornhill Lease) with Michael Summers (the Lessor) for a new headquarters facility pursuant to which the Company will lease approximately 24,000 square feet of a building located in San Diego, California, commencing on or about February 1, 2023. The monthly base rent is $36,000 for the first 12 months of the lease and will increase by 4% of the prior year’s base rent at the beginning of each 12-month period thereafter. The lease term is 48 months.

Under the Thornhill Lease, the Company will pay the Lessor a monthly fee for its pro-rated share of specified common area charges, including maintenance costs, property taxes and insurance, in addition to base rent. The monthly fee for the common area charges is approximately $10,700 and will be adjusted based on actual costs incurred by the Lessor.

Amended 2017 Equity Incentive Plan

In January 2023, the Company’s stockholders approved an increase in the number of shares reserved for issuance under the Plan by 2,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (this Report). This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on June 28, 2022 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2022. These forward- looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors including, without limitation, the direct and indirect effects of coronavirus disease 2019, or COVID-19 as well as the Russian/Ukraine conflict and inflationary risks, including the risk that the cost of certain of the Company’s materials and product components is increasing, and related issues that may arise therefrom. Many of those factors are outside of our control and could cause actual results to differ materially from those expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

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

COVID-19 and Macroeconomic Factors

The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020. This has negatively affected the U.S. and global economy, disrupted global supply chains, significantly restricted travel and transportation, resulted in mandated closures and orders to “shelter-in- place” and created significant disruption of the financial markets. The full extent of the COVID-19 impact on our operational and financial performance will depend on future developments, including, without limitation, the duration and spread of the pandemic and related actions taken by U.S. and foreign government agencies to prevent disease spread, all of which are uncertain, out of our control, and cannot be predicted.

Since March 2020, the jurisdiction in which we operate has issued “shelter-in-place” orders from time to time. We have complied with these orders, and, when such orders were in place, minimized business activities at our facility. We have implemented a teleworking policy for our employees and contractors to reduce on-site activity, as necessary. We have and continue to experience longer lead times for certain components used to manufacture initial quantities of our products for our submission to the U.S. Food and Drug Administration (FDA) for approval to commercialize our pump product. We remain diligent in continuing to identify and manage risks to our business given the changing uncertainties related to COVID-19. While we believe that our operations personnel are currently in a position to build an adequate supply of products for our FDA submission, we recognize that unpredictable events could create difficulties in the months ahead. We may not be able to address these difficulties in a timely manner, which could delay our submission to the FDA and negatively impact our business, results of operations, financial condition and cash flows.

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

The Russian invasion of Ukraine in February 2022 has led to further economic disruptions. Mounting inflationary costs pressures and recessionary fears have negatively impacted the global economy. During the third quarter of 2022, the U.S. Federal Reserve continued to aggressively address elevated inflation by increasing interest rates. The U.S. Federal reserve increased interest rates by 75 basis points in each of its meetings held in July, September and November 2022, 50 basis points in its meeting held in December 2022, and 25 basis points in its meeting held in February 2023, as inflation remains elevated. We were able to raise additional capital through equity offerings in February 2022 and May 2022, however, we will need to raise additional capital to commercialize our pump product candidate and support our operations in the future. We may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

For additional information on risks that could impact our future results, please refer to “Risk Factors” in Part II, Item 1A of this Report.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2022. As of December 31, 2022, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	December 31,		Change
	2022	2021	Fiscal 2022 to Fiscal 2023
Research and development – Three months ended	$2,196,546	$1,849,399	$347,147	18.8%
Research and development – Nine months ended	$6,804,069	$5,742,911	$1,061,158	18.5%

Our research and development expenses include personnel, consulting, product prototyping and other costs associated with the development and initial production of our insulin pump product. We expense research and development costs as they are incurred.

Research and development, or R&D, expenses increased for the three and nine months ended December 31, 2022 compared with the same period of fiscal 2021, primarily due to increased engineering and operations personnel costs, prototype and production component and material costs and higher stock-based compensation expenses. The increases in R&D expenses were partially offset by a decrease in consulting costs, as we reduced our utilization of consultants, as we increased our employee headcount and the consultants completed development of aspects of our pump design and features. Our full-time R&D employee headcount increased to 32 at December 31, 2022 from 18 at December 31, 2021. R&D expenses included stock-based compensation expenses of $356,752 and $204,962 for the three months ended December 31, 2022 and 2021, respectively, and $1,034,674 and $459,989 for the nine months ended December 31, 2022 and 2021, respectively. We expect research and development expenses to remain comparable for the remainder of fiscal 2023, as we continue to advance the development of our pump product and develop our manufacturing process.

General and Administrative

	December 31,		Change
	2022	2021	Fiscal 2022 to Fiscal 2023
General and administrative – Three months ended	$1,161,351	$1,981,665	$(820,314)	(41.4)%
General and administrative – Nine months ended	$3,502,029	$5,156,152	$(1,654,123)	(32.1)%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources, legal, marketing and general management.

General and administrative, or G&A, expenses decreased for the three months ended December 31, 2022 compared with the same period of 2021, primarily as a result of decreased stock-based compensation, personnel and benefit costs and legal fees, which in fiscal 2022 related to our public offering and listing on the Nasdaq that was completed in February 2022. These decreases were partially offset by increased consulting and professional services fees.

G&A expenses decreased for the nine months ended December 31, 2022 compared with the same period of 2021, primarily as a result of decreased stock-based compensation, personnel and benefit costs, consulting and legal fees and marketing costs. These decreases were partially offset by increased accounting fees, travel costs and office-related expenses. Our full-time G&A employee headcount increased to 3 at December 31, 2022 from 2 at December 31, 2021. G&A expenses included stock-based compensation expenses of $282,753 and $1,016,774 for the three months ended December 31, 2022 and 2021, respectively and $1,085,839 and $2,280,098 for the nine months ended December 31, 2022 and 2021, respectively. We expect G&A expenses to remain flat for the remainder of fiscal 2023.

Liquidity and Capital Resources

As a development-stage enterprise, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with R&D activities and G&A expenses associated with our operations. For the nine months ended December 31, 2022, we incurred a net loss of approximately $10.3 million. For the years ended March 31, 2022 and 2021, we incurred net losses of approximately $18.6 million and $7.4 million, respectively. At December 31, 2022, we had a cash balance of approximately $7.7 million and an accumulated deficit of approximately $44.9 million. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that of issuance of the consolidated financial statements included in Item 1 of this Report. Our consolidated financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our future operations, and we are currently seeking such additional financing. In May 2022, we completed a registered direct offering of securities for net proceeds of approximately $7.4 million.

Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities, including clinical studies, working capital and capital expenditures. During the nine months ended December 31, we made capital expenditures of approximately $574,000, as we have begun procuring equipment to develop a low-volume manufacturing production line to build our pump product to demonstrate and develop our manufacturing process. We expect to incur increased capital expenditures for the remainder of fiscal 2023. At December 31, 2022, we had outstanding, non-cancelable purchase orders for production equipment totaling $735,000, and we expect to receive and pay for this equipment over the following six months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, without limitation, our ability to successfully commercialize our product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings. If we are unable to secure additional capital timely, we will be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

For the nine months ended December 31, 2022, we used $8,184,696 in operating activities, which primarily resulted from our net loss of $10,307,682, as adjusted for stock-based compensation expenses of $2,120,513, $150,412 for issuances of shares of common stock in exchange for services and depreciation and amortization expenses of $92,616, and increased by net changes in operating lease assets and liabilities of $37,761 and operating assets and liabilities $202,794 and other immaterial adjustments. For the nine months ended December 31, 2021, we used $7,128,787 in operating activities, which primarily resulted from our net loss of $14,058,154, increased for a non-cash gain on the PPP Note extinguishment of $368,780 and net changes in operating lease assets and liabilities of $34,422, as adjusted for changes to operating assets and liabilities of $1,197,988, a loss on debt extinguishment of $1,321,450 stock-based compensation expenses of $2,740,086, $388,021 for issuances of shares of common stock in exchange for services, $149,994 for issuable shares of common stock in exchange for services, depreciation and amortization expenses of $80,268 and interest expense of $1,454,762 for amortization of debt discount.

For the nine months ended December 31, 2022 and 2021, cash used in investing activities of $573,066 and $22,779, respectively, was for the purchase of property and equipment.

Cash provided by financing activities of $7,372,347 for the nine months ended December 31, 2022 was attributable to net proceeds from the issuance of common stock upon completion of an equity offering, net of underwriting fees and issuance costs. Cash provided by financing activities of $5,887,199 for the nine months ended December 31, 2021 was primarily attributable to $4,137,199 of net proceeds from the issuance of our convertible promissory notes, $250,000 from the sale of shares of common stock to officers of the Company and $1,500,000 from the issuance of a promissory bride note.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. There are no material changes to the risk factors set forth under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2022, which we filed with the SEC on June 28, 2022, and of our Quarterly Report on Form 10Q for the three months ended September 30, 2022, which we filed with the SEC on November 14, 2022, as amended on November 17, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On December 30, 2022, we issued 6,375 shares of our common stock to four of our non-employee directors in accordance with our Outside Director Compensation Plan.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Document
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date: February 13, 2023	By:	/s/ James E. Besser
James E. Besser
Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2023	By:	/s/ Paul M. DiPerna
Paul M. DiPerna
Chairman, President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
22