Form 10-Q
period 2023-06-30
Modular Medical, Inc.
filed 2023-08-14
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number: 000-49671

MODULAR MEDICAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0620495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10740 Thornmint Road, San Diego, CA 92127
(Address of Principal Executive Offices) (Zip Code)

(858) 800-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock Par Value $.001 per Share	MODD	The Nasdaq Stock Market, LLC

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

☐ Yes ☒ No

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 21,095,198 as of August 10, 2023.

MODULAR MEDICAL, INC.

FORM 10-Q

JUNE 30, 2023

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2023 (Unaudited)	March 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,952	$3,799
Prepaid expenses and other	183	147
Security deposit	100	100
TOTAL CURRENT ASSETS	10,235	4,046

Property and equipment, net	2,036	1,721
Right of use asset, net	1,395	1,478
TOTAL NON-CURRENT ASSETS	3,431	3,199

TOTAL ASSETS	$13,666	$7,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$473	$285
Accrued expenses	198	339
Short-term lease liabilities	339	355
TOTAL CURRENT LIABILITIES	1,010	979

LONG-TERM LIABILITIES
Long-term lease liabilities	1,100	1,190
TOTAL LIABILITIES	2,110	2,169

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000 shares authorized; 21,095 and 10,949 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	21	11
Additional paid-in capital	63,731	53,524
Accumulated deficit	(52,196)	(48,459)
TOTAL STOCKHOLDERS’ EQUITY	11,556	5,076
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,666	$7,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2023	2022
Operating expenses
Research and development	2,604	2,222
General and administrative	1,147	1,277
Total operating expenses	3,751	3,499
Loss from operations	(3,751)	(3,499)

Other income	14	—

Net loss	$(3,737)	$(3,499)

Net loss per share
Basic and diluted	$(0.22)	$(0.30)

Shares used in computing net loss per share
Basic and diluted	17,099	11,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2023	10,949	$11	$53,524	$(48,459)	$5,076
Issuance of common stock and warrants in equity offering, net	10,139	10	9,723	—	9,733
Issuance of common stock under equity incentive plan	7	—	6	—	6
Stock-based compensation	—	—	478	—	478
Net loss	—	—	—	(3,737)	(3,737)
Balance as of June 30, 2023	21,095	$21	$63,731	$(52,196)	$11,556

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2022	10,462	$11	$43,406	$(34,580)	$8,837
Shares issued for services	—	—	1	—	1
Issuance of common stock and warrants in equity offering, net	449	—	7,372	—	7,372
Issuance of common stock under equity incentive plan	3	—	14	—	14
Stock-based compensation	—	—	725	—	725
Net loss	—	—	—	(3,499)	(3,499)
Balance as of June 30, 2022	10,914	$11	$51,518	$(38,079)	$13,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,737)	$(3,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	484	739
Depreciation and amortization	58	29
Shares for services	5	51
Changes in assets and liabilities:
Other assets and prepaid expenses	(40)	2
Lease right-of-use asset	83	22
Accounts payable and accrued expenses	46	16
Lease liabilities	(106)	(35)
Net cash used in operating activities	(3,207)	(2,675)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(373)	(76)
Net cash used in investing activities	(373)	(76)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net.	9,733	7,372
Net cash provided by financing activities	9,733	7,372

Net increase in cash and cash equivalents	6,153	4,621

Cash and cash equivalents at beginning of period	3,799	9,076

Cash and cash equivalents at end of period	$9,952	$13,697

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

Liquidity and Going Concern

The Company expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and subsequent commercialization of its product. The Company expects that its research and development and general and administrative expenses will continue to increase, and, as a result, it will eventually need to generate significant revenue to achieve profitability. The Company’s expected operating losses and cash burn raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. These consolidated financial statements do not include any adjustments that might result from this uncertainty. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise additional capital, through the sale of additional equity or debt securities, to support its future operations. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. As discussed in Note 4, in May 2023, the Company completed an offering of its common stock and warrants.

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

Basis of Presentation

The Company’s fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the condensed consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2024 refers to the fiscal year ending March 31, 2024). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quasuras. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and with the rules and regulations of the United States Security and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated balance sheet as of March 31, 2023 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with these rules and regulations of the SEC. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending March 31, 2024 or for any other future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company maintains its cash at a high-credit quality financial institution within the United States, which is insured by the Federal Deposit Insurance Corporation (FDIC) up to limits of approximately $250,000. No reserve has been made in the financial statements for any possible loss due to financial institution failure.

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

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. The Russian invasion of Ukraine in February 2022 has led to further economic disruptions. Mounting inflationary cost pressures and recessionary fears have negatively impacted the global economy. Since mid-2022, the U.S. Federal Reserve has addressed elevated inflation by increasing interest rates, as inflation remains elevated. While the Company was recently able to access the capital markets, in the future, the Company may be unable to access the capital markets, and additional capital may only be available to the Company on terms that could be significantly detrimental to its existing stockholders and to its business.

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

Stock-Based Compensation

The Company recognizes stock-based compensation for equity awards granted to employees and non-employees on a straight-line basis over the requisite service period, usually the vesting period, based on the grant-date fair value. The Company estimates the value of stock options on the date of grant using the Black-Scholes pricing model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the option price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and projected stock option exercise behaviors.

Per-Share Amounts

Basic net loss per share is computed by dividing loss for the period by the weighted-average number of shares of common stock outstanding (WASO) during the period. In addition, the Company includes the number of shares of common stock issuable under pre-funded warrants as outstanding. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options and exercise of warrants.

Prior to April 1, 2023, the Company excluded pre-funded warrants from the computation of WASO. The pre-funded warrants are now included in the computation of WASO. Prior period amounts have been conformed to the current-period presentation. The impact of the change reduced the previously reported loss per share by $0.03 and increased WASO by approximately 844,000 shares for the three months ended June 30, 2022. The reclassification had no impact on the Company's net loss or cash flows for the three months ended June 30, 2022.

For the three months ended June 30, 2023 and 2022, the following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands).

	Three Months Ended June 30,
	2023	2022
Options to purchase common stock	2,824	1,820
Common stock purchase warrants	11,997	6,217
Total	14,821	8,037

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended June 30, 2023 and 2022, the Company’s comprehensive loss was the same as its net loss.

Recently Issued Accounting Pronouncement

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The Company adopted ASU No. 2016-13 effective April 1, 2023, and the adoption had no impact on the Company’s results of operations and financial position.

NOTE 2 – CONSOLIDATED BALANCE SHEET DETAIL

	June 30, 2023	March 31, 2023
	(in thousands)
Property and equipment, net
Machinery and equipment	$1,171	$820
Computer equipment and software	66	66
Construction-in-process	1,018	1,003
Leasehold improvements	33	25
Office equipment	63	63
	2,351	1,977
Less: accumulated depreciation and amortization	(315)	(256)
Total property and equipment, net	$2,036	$1,721

	June 30, 2023	March 31, 2023
	(in thousands)
Accrued expenses
Accrued wages and employee benefits	$198	$267
Other	—	72
	$198	$339

NOTE 3 – LEASES

W. Bernardo Drive, San Diego, CA

The 39-month lease term expired on June 30, 2023, and, upon expiration, the Company had a $100,000 security deposit receivable from the landlord.

Thornmint Road, San Diego, CA

The 48-month lease term commenced February 1, 2023, and the lease provides for an initial base monthly rent of $36,000 with annual rent increases of approximately 4%. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance and other certain operating costs. A discount rate of 8%, which approximated the Company’s incremental borrowing rate, was used to measure the lease asset and liability. The Company obtained a right-of-use asset of approximately $1,560,000 in exchange for its obligations under the operating lease.

Future minimum payments under the facility operating lease, as of June 30, 2023, are listed in the table below (in thousands).

Annual Fiscal Years	Operating Lease
2024	$327
2025	452
2026	470
2027	405
Total future lease payments	$1,654
Less: Imputed interest	(215)
Present value of lease liability	$1,439

Cash paid for amounts included in the measurement of lease liabilities was approximately $149,000 and $40,000 for the three months ended June 30, 2023 and 2022, respectively. Rent expense was approximately $112,000 and $27,000 for the three months ended June 30, 2023 and 2022, respectively.

NOTE 4– STOCKHOLDERS’ EQUITY

May 2023 Public Offering

On May 15, 2023, the Company entered into an underwriting agreement (the Underwriting Agreement) with Newbridge Securities Corporation (the Underwriter), with respect to the issuance and sale in a firm commitment underwritten offering (the 2023 Offering) by the Company of units of its securities for aggregate gross proceeds of approximately $9,390,000, before deducting underwriting discounts and commissions and other offering expenses. The Company sold 8,816,900 shares of its common stock and warrants to purchase 4,408,450 shares of its common stock. The securities were sold as a unit, with each unit consisting of two shares of common stock of the Company and one warrant (the 2023 Warrant) to purchase one share of common stock, at a public offering price of $2.13 per unit. The 2023 Warrants were immediately separable and exercisable, had a per share exercise price of $1.22 and expire five years from the date of issuance. The 2023 Offering closed on May 18, 2023.

Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to an additional 1,322,534 shares of common stock and an additional 661,267 of the 2023 Warrants to cover over-allotments, if any. On May 25, 2023, the Underwriter exercised in full this option and purchased the additional securities for aggregate gross proceeds to the Company of approximately $1,408,000, before deducting underwriting discounts and commissions and other offering expenses.

The Underwriter was paid a cash fee of 7.0% of the aggregate gross proceeds of the 2023 Offering (including the over-allotment option) and reimbursed certain out-of-pocket expenses of approximately $125,000. In addition, pursuant to the Underwriting Agreement, the Company issued to the Underwriter common stock purchase warrants (the UW Warrants) for 617,183 and 92,577 shares dated May 15, 2023 and May, 25, 2023, respectively. The UW warrants are exercisable six months from the respective issuance date and have a four-year term and a per share exercise price of $1.32.

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

Warrants

As of June 30, 2023, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Price	Expiration
Common stock	1,348	$0.01	—
Common stock	768	6.00	January 2027 - February 2027
Common stock	4,011	6.60	February 2027
Common stock	1,438	6.60	November 2027
Common stock	710	1.32	May 2027
Common stock	5,070	1.22	May 2028
Total	13,345

The 1,348,000 pre-funded warrants were included in the weighted average shares outstanding calculation for the three and six months ended June 30, 2023 and 2022, respectively.

As of March 31, 2023, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Price	Expiration
Common stock	1,348	$0.01	—
Common stock	768	6.00	January 2027 - February 2027
Common stock	4,011	6.60	February 2027
Common stock	1,438	6.60	November 2027
Total	7,565

Other

During the three months ended June 30, 2022, the Company issued 348 shares of common stock with a fair value of approximately $1,000 to a service provider.

NOTE 5 – STOCK-BASED COMPENSATION

Amended 2017 Equity Incentive Plan

In October 2017, the Board approved the 2017 Equity Incentive Plan (the Plan), as amended, with 1,000,000 shares of common stock reserved for issuance. In January 2020 and August 2021, the Board approved an increase in the number of shares reserved for issuance by 333,334 and 1,333,334 shares, respectively. In January 2023, the Company’s stockholders approved an increase in the number of shares reserved for issuance under the plan by an additional 2,000,000 shares. Under the Plan, eligible employees, directors and consultants may be granted a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards and restricted stock units. The Plan is administered by the Board or, in the alternative, a committee designated by the Board.

Stock-Based Compensation Expense

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant date fair value. As of June 30, 2023, the unamortized compensation cost was approximately $3,084,000 related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 1.90 years.

During the three months ended June 30, 2023, the Company granted 6,375 shares to members of the Board in accordance with the OD Plan and recorded approximately $6,000 of stock-based compensation expense for these grants. During the three months ended June 30, 2023, the Company granted options with 10-year terms to purchase 373,375 shares of its common stock to employees, directors and consultants.

The weighted-average grant date fair value of options granted was $1.00 and $4.26 per share for the three months ended June 30, 2023 and 2022, respectively. The following assumptions were used in the fair-value method calculations:

Three Months Ended, June 30,
	2023	2022
Risk-free interest rates	3.51%-4.13%	2.82% - 3.25%
Volatility	83% -152%	159% - 223%
Expected life (years)	5.0 - 6.1	5.0 - 6.0

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

A summary of stock option activity under the Plan is presented below:

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at March 31, 2023	2,132,292	2,481,090	$5.19
Options granted	(373,375)	373,375	1.27
Share awards	(6,375)	—	—
Options cancelled and returned to the Plan	30,272	(30,272)	4.29
Balance at June 30, 2023	1,782,814	2,824,193	$4.67

There were no stock options exercised during the three months ended June 30, 2023 and 2022.

The following table summarizes the range of outstanding and exercisable options as of June 30, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$0.93 - $2.00	1,285,475	8.14	$1.75	540,308	$1.86	—
$3.95 - $7.51	1,017,087	7.85	$5.39	677,372	$5.97	—
$8.61 - $17.70	521,631	7.99	$10.53	411,005	$11.21	—
$0.93 - $17.70	2,824,193	8.01	$4.67	1,628,685	$5.78	—

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. All tax returns for fiscal 2016 to fiscal 2023 may be subject to examination by the U.S. federal and state tax authorities. As of June 30, 2023, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the three months ended June 30, 2023 and 2022 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Purchase Obligations

The Company’s primary purchase obligations include purchase orders for machinery and equipment. At June 30, 2023, the Company had outstanding purchase orders for machinery and equipment and related expenditures of approximately $566,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (this Report). This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on June 26, 2023 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2023. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors including, without limitation, the direct and indirect effects of coronavirus disease 2019, or COVID-19, as well as inflationary risks, including the risk that the cost of certain of the Company’s components is increasing, and related issues that may arise therefrom. Many of those factors are outside of our control and could cause actual results to differ materially from those expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Report, refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2024 refers to the fiscal year ending March 31, 2024). Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer to Modular Medical, Inc. and its consolidated subsidiary.

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

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. The Russian invasion of Ukraine in February 2022 has led to further economic disruptions. Mounting inflationary cost pressures and recessionary fears have negatively impacted the global economy. Since mid-2022, the U.S. Federal Reserve has addressed elevated inflation by increasing interest rates, as inflation remains elevated. While we were able to access the capital markets in May 2023 and 2022, in the future, we may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

For additional information on risks that could impact our future results, please refer to “Risk Factors” in Part I, Item 1A of this Report.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2023. As of June 30, 2023, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	Three months ended June 30,		Change
	(dollar amounts in thousands)
	2023	2022	2022 to 2023
Research and development	$2,604	$2,222	$382	17.2%

Our research and development expenses include personnel, overhead and other costs associated with the development and initial production of our insulin pump product. We expense research and development costs as they are incurred.

Research and development, or R&D, expenses increased for fiscal 2024 compared with the same period of fiscal 2023, primarily due to increased employee-related costs of approximately of $410,000, an increase of approximately $50,000 in stock-based compensation expense and in increase in materials costs of $177,000. These increases were partially offset by an approximately $255,000 decrease in consulting costs, as we have increased our employee headcount and completed development of our pump product. Our full-time R&D employee headcount increased to 34 at June 30, 2023 from 23 at June 30, 2022. R&D expenses included stock-based compensation expenses of approximately $366,000 and $316,000 for the three-months ended June 30, 2023 and June 30, 2022, respectively. We expect research and development expenses to remain consistent for the remainder of fiscal 2024.

General and Administrative

	Three months ended June 30,		Change
	(dollar amounts in thousands)
	2023	2022	2022 to 2023
General and administrative	$1,147	$1,277	$(130)	(10.2)%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources, marketing and general management.

General and administrative expenses, or G&A, decreased for the three months ended June 30, 2023 compared with the same period of 2022, primarily as a result of a decrease in stock-based compensation expenses of approximately $305,000 and consulting and professional services expenses of approximately $70,000, partially offset by increases in facility-related costs of approximately $137,000, employee-related costs of $80,000 and other administrative expenses. G&A expenses included stock-based compensation expenses of approximately $117,000 and $422,000 for the quarters ended June 30, 2023 and June 30, 2022, respectively. We expect G&A expenses to remain consistent for the remainder of fiscal 2024.

Liquidity and Going Concern

As a development-stage enterprise, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with R&D activities and G&A expenses associated with our operations. For the three months ended June 30, 2023 and year ended March 31, 2023, we incurred net losses of $3.7 million and $13.9 million, respectively. At June 30, 2023, we had a cash balance of approximately $10.0 million and an accumulated deficit of $52.2 million. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 8 of this Report are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities, including clinical studies, working capital and capital expenditures. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations. In May 2023, we completed a public offering of units, comprising shares of our common stock and warrants to purchase shares of our common stock, for net proceeds of $9.7 million. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, without limitation, our ability to successfully commercialize our product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings. If we are unable to secure additional capital timely, we may be required to curtail R&D initiatives, reduce headcount and take additional measures to reduce costs in order to conserve our cash.

For the three months ended June 30, 2023, we used approximately $3,207,000 in operating activities, which primarily resulted from our net loss of approximately $3,737,000 and net changes in operating assets and liabilities of approximately $17,000, as adjusted for stock-based compensation expenses of approximately $484,000, depreciation and amortization expenses of approximately $58,000 and other immaterial adjustments. For the three months ended June 30, 2022, we used $2,675,000 in operating activities, which primarily resulted from our net loss of $3,499,000, as adjusted for changes to operating assets and liabilities of approximately $5,000, stock-based compensation expenses of approximately $739,000, approximately $51,000 for issuances of shares of common stock in exchange for services, depreciation and amortization expenses of approximately $29,000 and other immaterial adjustments.

For the three months ended June 30, 2023 and 2022, cash used in investing activities of approximately $373,000 and $76,000, respectively, was for the purchase of property and equipment.

Cash provided by financing activities of $9.7 million for the three months ended June 30, 2023 was attributable to net proceeds from the issuance of common stock and warrants in a public offering, net of underwriting fees and issuance costs. Cash provided by financing activities of $7.4 million for the three months ended June 30, 2022 was attributable to net proceeds from the issuance of common stock and warrants in a registered direct offering, net of placement agent fees and issuance costs.

Purchase Obligations

Our primary purchase obligations include purchase orders for machinery and equipment. At June 30, 2023, we had outstanding purchase orders for machinery and equipment and related expenditures of approximately $566,000.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. There are no material changes to the risk factors set forth under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2023, which we filed with the SEC on June 26, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On June 30, 2023, we issued a total of 6,375 shares of our restricted common stock to four of our non-employee directors in accordance with our Outside Director Compensation Plan. The aforementioned issuances were made pursuant to exemptions from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, or a sinking or purchase fund installment, or any other material default, with respect to any indebtedness of ours.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	Form of Underwriting Agreement dated May 15, 2023	S-1/A	1.1	05/12/2023
4.8	Form of Warrant from the May 2023 Public Offering	S-1/A	4.5	05/05/2023
4.9	Form of Underwriter’s Warrant from the May 2023 Public Offering	S-1/A	4.6	05/05/2023
4.10	Form of Warrant Agency Agreement	S-1/A	10.29	05/05/2023
4.11	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Modular Medical, Inc. 2017 Equity Incentive Plan, as amended				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following financial information from Modular Medical, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2023, filed with the SEC on August 14, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022, (ii) the Condensed Consolidated Balance Sheets as of June 30 2023 and March 31, 2023, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended June 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date: August 14, 2023	By:	/s/ James E. Besser
James E. Besser
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul DiPerna
Paul DiPerna
Chairman, President, Chief Financial Officer and Treasurer
(Principal Financial Officer)