Form 10-Q
period 2023-09-30
Modular Medical, Inc.
filed 2023-11-13
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 21,123,726 as of November 3, 2023.

MODULAR MEDICAL, INC.

FORM 10-Q

SEPTEMBER 30, 2023

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30,
	2023 (Unaudited)	March 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,330	$3,799
Prepaid expenses and other	133	147
Security deposit	—	100
TOTAL CURRENT ASSETS	6,463	4,046

Property and equipment, net	2,286	1,721
Right of use asset, net	1,310	1,478
TOTAL NON-CURRENT ASSETS	3,596	3,199

TOTAL ASSETS	$10,059	$7,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$546	$285
Accrued expenses	216	339
Short-term lease liabilities	350	355
TOTAL CURRENT LIABILITIES	1,112	979

LONG-TERM LIABILITIES
Long-term lease liabilities	1,009	1,190
TOTAL LIABILITIES	2,121	2,169

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000 shares authorized; 21,124 and 10,949 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	21	11
Additional paid-in capital	64,296	53,524
Accumulated deficit	(56,379)	(48,459)
TOTAL STOCKHOLDERS’ EQUITY	7,938	5,076
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,059	$7,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$2,980	$2,385	$5,584	$4,607
General and administrative	1,210	1,064	2,357	2,341
Total operating expenses	4,190	3,449	7,941	6,948
Loss from operations	(4,190)	(3,449)	(7,941)	(6,948)
Other income	9	1	23	1
Loss before income taxes	(4,181)	(3,448)	(7,918)	(6,947)
Provision for income taxes	2	2	2	2
Net loss	$(4,183)	$(3,450)	$(7,920)	$(6,949)
Net loss per share
Basic and diluted	$(0.19)	$(0.28)	$(0.40)	$(0.58)
Shares used in computing net loss per share
Basic and diluted	22,445	12,263	19,786	11,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2023	10,949	$11	$53,524	$(48,459)	$5,076
Issuance of common stock and warrants in equity offering, net	10,139	10	9,723	—	9,733
Issuance of common stock under equity incentive plan	7	—	6	—	6
Stock-based compensation	—	—	478	—	478
Net loss	—	—	—	(3,737)	(3,737)
Balance as of June 30, 2023	21,095	21	63,731	(52,196)	11,556
Shares issued for services	2	—	1	—	1
Issuance of common stock under equity incentive plan	27	—	7	—	7
Stock-based compensation	—	—	557	—	557
Net Loss	—	—	—	(4,183)	(4,183)
Balance as of September 30, 2023	21,124	$21	$64,296	$(56,379)	$7,938

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2022	10,462	$11	$43,406	$(34,580)	$8,837
Shares issued for services	—	—	1	—	1
Issuance of common stock and warrants in equity offering, net	449	—	7,372	—	7,372
Issuance of common stock under equity incentive plan	3	—	14	—	14
Stock-based compensation	—	—	725	—	725
Net loss	—	—	—	(3,499)	(3,499)
Balance as of June 30, 2022	10,914	$11	$51,518	$(38,079)	$13,450
Issuance of common stock under equity Incentive plan	11	—	51	—	51
Stock-based compensation	—	—	692	—	692
Net loss	—	—	—	(3,450)	(3,450)
Balance as of September 30, 2022	10,925	$11	$52,261	$(41,529)	$10,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Six Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,920)	$(6,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,048	1,481
Depreciation and amortization	153	60
Shares for services	11	101
Changes in assets and liabilities:
Other assets and prepaid expenses	105	50
Lease right-of-use asset	168	45
Accounts payable and accrued expenses	137	(244)
Lease liabilities	(186)	(70)
Net cash used in operating activities	(6,484)	(5,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(718)	(81)
Net cash used in investing activities	(718)	(81)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net	9,733	7,372
Net cash provided by financing activities	9,733	7,372

Net increase in cash and cash equivalents	2,531	1,765

Cash and cash equivalents at beginning of period	3,799	9,076
Cash and cash equivalents at end of period	$6,330	$10,841

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

The Company is a development stage medical device company focused on the design, development and eventual commercialization of an innovative insulin pump using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of a novel two-part patch pump, our MODD1 product, or MODD1, the Company seeks to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care that presently available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to- day use, we seek to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the six months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending March 31, 2024 or for any other future period.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Estimates may include those pertaining to accruals, stock-based compensation, and income taxes. Actual results could differ from those estimates.

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

Economic Disruptions

The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020. This negatively affected the U.S. and global economy, disrupted global supply chains, significantly restricted travel, and transportation, resulted in mandated closures and orders to “shelter-in- place” and created significant disruption of the financial markets. While the U.S. national emergency expired in May 2023 and substantially all closures and “shelter-in-place” orders have ended, there can be no assurance that the COVID-19 pandemic will not impact the Company’s operational and financial performance in the future, as the duration and spread of the pandemic and related actions taken by U.S. and foreign government agencies to prevent disease spread are uncertain, out of our control, and cannot be predicted.

Wars and acts of terrorism have led to further economic disruptions. Mounting inflationary cost pressures and recessionary fears have negatively impacted the global economy. Since mid-2022, the U.S. Federal Reserve has addressed elevated inflation by increasing interest rates, as inflation remains elevated. While the Company was recently able to access the capital markets, in the future, the Company may be unable to access the capital markets, and additional capital may only be available to the Company on terms that could be significantly detrimental to its existing stockholders and to its business.

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

Prior to April 1, 2023, the Company excluded pre-funded warrants from the computation of WASO. The pre- funded warrants are now included in the computation of WASO. Prior period amounts have been conformed to the current-period presentation. The impact of the change reduced the previously reported loss per share by $0.04 and $0.06, respectively, and increased WASO by approximately 1,348,000 and 1,098,000 shares, respectively, for the three and six months ended September 30, 2022. The reclassification had no impact on the Company’s net loss or cash flows for the three or six months ended September 30, 2022.

For the six months ended September 30, 2023 and 2022, the following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti- dilutive (in thousands).

	Six Months Ended September 30,
	2023	2022
Options to purchase common stock	2,913	2,030
Unvested restricted stock units	229	—
Common stock purchase warrants	11,892	6,217
Total	15,034	8,247

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended September 30, 2023 and 2022, the Company’s comprehensive loss was the same as its net loss.

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

NOTE 2 – CONSOLIDATED BALANCE SHEET DETAIL

	September 30, 2023	March 31, 2023
Property and equipment, net	(in thousands)
Machinery and equipment	$2,372	$820
Computer equipment and software	66	66
Construction-in-process	161	1,003
Leasehold improvements	33	25
Office equipment	63	63
	2,695	1,977
Less: accumulated depreciation and amortization	(409)	(256)
Total property and equipment, net	$2,286	$1,721

	September 30, 2023	March 31, 2023
Accrued expenses	(in thousands)
Accrued wages and employee benefits	$191	$267
Other	25	72
	$216	$339

NOTE 3 – LEASES

W. Bernardo Drive, San Diego, CA

The 39-month lease term expired on June 30, 2023, and, upon expiration, the Company had a $100,000 security deposit receivable from the landlord, which was refunded to the Company during the three months ended September 30, 2023.

Thornmint Road, San Diego, CA

The 48-month lease term commenced February 1, 2023, and the lease provides for an initial base monthly rent of $36,000 with annual rent increases of approximately 4%. In addition to the minimum lease payments, the Company is responsible for property taxes, insurance, and other certain operating costs. A discount rate of 8%, which approximated the Company’s incremental borrowing rate, was used to measure the lease asset and liability. The Company obtained a right-of-use asset of approximately $1,560,000 in exchange for its obligations under the operating lease.

Future minimum payments under the facility operating lease, as of September 30, 2023, are listed in the table below (in thousands).

Annual Fiscal Years	Operating Lease
2024	$219
2025	452
2026	470
2027	405
Total future lease payments	$1,546
Less: Imputed interest	(187)
Present value of lease liability	$1,359

Cash paid for amounts included in the measurement of lease liabilities was approximately $257,000 and $79,000 for the six months ended September 30, 2023 and 2022, respectively. Rent expense was approximately $225,000 and $54,000 for the six months ended September 30, 2023 and 2022, respectively and $113,000 and $27,000 for the three months ended September 30, 2023 and 2022, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

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

The Underwriter was paid a cash fee of 7.0% of the aggregate gross proceeds of the 2023 Offering (including the over-allotment option) and reimbursed certain out-of-pocket expenses of approximately $125,000. In addition, pursuant to the Underwriting Agreement, the Company initially issued to the Underwriter common stock purchase warrants (the UW Warrants) for a total of 709,760 shares. Subsequently, the UW Warrants were reissued to the Underwriter and its agents for a total of 604,623 shares. The UW warrants are exercisable six months from the respective issuance dates and have a four-year term and a per share exercise price of $1.32.

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

Warrants

As of September 30, 2023, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Price	Expiration
Common stock	1,348	$0.01	—
Common stock	768	$6.00	January 2027 - February 2027
Common stock	4,011	$6.60	February 2027
Common stock	1,438	$6.60	November 2027
Common stock	605	$1.32	May 2027
Common stock	5,070	$1.22	May 2028
Total	13,240

As of March 31, 2023, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Price	Expiration
Common stock	1,348	$0.01	—
Common stock	768	$6.00	January 2027 - February 2027
Common stock	4,011	$6.60	February 2027
Common stock	1,438	$6.60	November 2027
Total	7,565

Other

During the six months ended September 30, 2023 and 2022, the Company issued 1,429 and 348 shares of common stock with fair values of approximately $1,400 and $1,000, respectively, to a service provider.

NOTE 5 – STOCK-BASED COMPENSATION

Amended 2017 Equity Incentive Plan

In October 2017, the Company’s board of directors (the Board) approved the 2017 Equity Incentive Plan (the Plan), as amended, with 1,000,000 shares of common stock reserved for issuance. In January 2020 and August 2021, the Board approved an increase in the number of shares reserved for issuance by 333,334 and 1,333,334 shares, respectively. In January 2023, the Company’s stockholders approved an increase in the number of shares reserved for issuance under the plan by an additional 2,000,000 shares. Under the Plan, eligible employees, directors, and consultants may be granted a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards, and restricted stock units (RSUs). The Plan is administered by the Board or, in the alternative, a committee designated by the Board.

Stock-Based Compensation Expense

The expense relating to stock options is recognized on a straight-line basis over the requisite service period, usually the vesting period, based on the grant date fair value. As of September 30, 2023, the unamortized compensation cost was approximately $2,645,000 related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 1.7 years.

During the three months ended September 30, 2023, the Company issued 6,265 shares to members of the Board in accordance with its outside director compensation plan and recorded approximately $7,000 of stock-based compensation expense for these share awards.

The weighted-average grant date fair value of options granted was $1.00 and $4.17 per share for the six months ended September 30, 2023 and 2022, respectively, and $1.02 and $4.06 for the three months ended September 30, 2023 and 2022, respectively. The following assumptions were used in the fair-value method calculations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rates	4.4% - 4.60%	3.0% - 4.1%	3.5% - 4.6%	2.8% - 4.1%
Volatility	126.7% - 127.4%	156% - 159%	82.6% - 152.2%	156% - 223%
Expected life (years)	5.0 – 5.7	5.0 – 5.7	5.0 – 6.2	5.0 – 5.7

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

The following table summarizes the activity in the shares available for grant under the Plan during the six months ended September 30, 2023:

		Options Outstanding
	Shares		Weighted Average
	Available for Grant	Number of Shares	Exercise Prices
Balance at March 31, 2023	2,132,292	2,481,090	$5.19
Options granted	(373,375)	373,375	1.27
Share awards	(6,375)	—	—
Options cancelled and returned to the Plan	30,272	(30,272)	4.29
Balance at June 30, 2023	1,782,814	2,824,193	4.68
Options granted	(101,875)	101,875	1.16
Share awards	(6,265)	—	—
RSUs granted	(250,000)	—	—
Options cancelled and returned to the Plan	13,404	(13,404)	9.05
Balance at September 30, 2023	1,438,078	2,912,664	$4.54

There were no stock options exercised during the six months ended September 30, 2023 and 2022.

A summary of RSU activity under the Plan is presented below.

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at March 31, 2023	—	$—
Granted	250,000	$0.91
Vested	(20,834)	$0.91
Non-vested shares as of September 30, 2023	229,166	$0.91

The total intrinsic value of the RSUs outstanding as of September 30, 2023 was approximately $266,000. The unamortized compensation cost at September 30, 2023 was approximately $209,000 related to RSUs and is expected to be recognized as expense over a period of approximately 2.75 years.

The following table summarizes the range of outstanding and exercisable options as of September 30, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$0.93 - $2.00	1,387,350	8.04	$1.71	572,183	$1.82	$7,331
$3.95 - $7.51	1,016,184	7.59	$5.39	769,831	$5.76	—
$8.61 - $17.70	509,130	7.73	$10.53	424,320	$10.71	—
$0.93 - $17.70	2,912,664	7.83	$4.54	1,766,334	$5.64	$7,331

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. All tax returns for fiscal 2016 to fiscal 2023 may be subject to examination by the U.S. federal and state tax authorities. As of September 30, 2023, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the six months ended September 30, 2023 and 2022 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Purchase Obligations

The Company’s primary purchase obligations include purchase orders for machinery and equipment. At September 30, 2023, the Company had outstanding purchase orders for machinery and equipment and related expenditures of approximately $996,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (this Report). This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on June 26, 2023 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2023. These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties and other factors including, without limitation, the direct and indirect effects of coronavirus disease 2019, or COVID-19, as well as inflationary risks, including the risk that the cost of certain of the Company’s components is increasing, and related issues that may arise therefrom. Many of those factors are outside of our control and could cause actual results to differ materially from those expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances, or assumptions underlying such statements, or otherwise.

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

Historically, we have financed our operations principally through private placements and public offerings of our common stock and sales of convertible promissory notes. Based on our current operating plan, substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in this Report are issued exists. Our ability to continue as a going concern depends on our ability to raise additional capital, likely through the sale of equity or debt securities, to support our future operations. If we are unable to secure additional capital, we will be required to curtail our research and development initiatives and take additional measures to reduce costs. We have provided additional disclosure in Note 1 to the consolidated financial statements in Item 1 of this Report and under Liquidity below.

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

Wars and acts of terrorism have led to further economic disruptions. Mounting inflationary cost pressures and recessionary fears have negatively impacted the global economy. Since mid-2022, the U.S. Federal Reserve has addressed elevated inflation by increasing interest rates, as inflation remains elevated. While we were able to access the capital markets in May 2023 and 2022, in the future, we may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

For additional information on risks that could impact our future results, please refer to “Risk Factors” in Part I, Item 1A of this Report.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2023. As of September 30, 2023, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	September 30,		Change
	(dollar amounts in thousands)
	2023	2022	2022 to 2023
Research and development – Three months ended	$2,980	$2,385	$595	24.9%
Research and development – Six months ended	$5,584	$4,607	977	21.2%

Our research and development expenses include personnel, overhead and other costs associated with the development and initial production of our insulin pump products. We expense research and development costs as they are incurred.

Research and development, or R&D, expenses increased for the three months ended September 30, 2023 compared with the same period of 2022, primarily due to increased employee-related costs of approximately $377,000, increased material costs of approximately $165,000 and increased consulting expenses of approximately $41,000. The increases in material and consulting costs were primarily attributable to pre-submission activities, as we are producing units and incurring testing costs in anticipation of the 510(k) submission of our pump product to the U.S. Food and Drug Administration, or FDA.

R&D expenses increased for the six months ended September 30, 2023 compared with the same period of 2022, primarily due to increased employee-related costs of approximately of $786,000, an increase of approximately $61,000 in stock-based compensation expense and an increase in materials costs of $342,000. These increases were partially offset by an approximately $213,000 decrease in consulting costs, as we have increased our employee headcount and completed development of our pump product. The increase in material costs were primarily attributable to pre-submission activities, as we are producing units and incurring testing costs in anticipation of our 510(k) submission to the FDA.

Our R&D employee headcount increased to 35 at September 30, 2023 from 28 at September 30, 2022. R&D expenses included stock-based compensation expenses of approximately $373,000 and $362,000 for the three-months ended September 30, 2023 and 2022, respectively, and $739,000 and $678,000 for the six months ended September 2023 and 2022, respectively. We expect research and development expenses to increase for the remainder of fiscal 2024, as we expect to incur increased costs in connection with our pre-submission testing for submission of our MODD-1 insulin pump to the FDA.

General and Administrative

	September 30,		Change
	(dollar amounts in thousands)
	2023	2022	2022 to 2023
General and administrative – Three months ended	$1,210	$1,064	$146	13.7%
General and administrative – Six months ended	$2,357	$2,341	$16	0.7%

General and administrative expenses consist primarily of personnel and related overhead costs for finance, human resources, marketing, and general management.

General and administrative, or G&A, expenses increased for the three months ended September 30, 2023 compared with the same period of the prior year, primarily as a result of increases in facility-related expenses of approximately $120,000, marketing-related expenses of approximately $85,000, depreciation expense of approximately $72,000, and employee-related costs of approximately $70,000, as partially offset by a decrease in expenses for stock-based compensation of approximately $190,000 and consulting and professional services of approximately $90,000.

G&A expenses increased for the six months ended September 30, 2023 compared with the same period of the prior year, primarily as a result increases in facility-related costs of approximately $230,000, employee-related costs of approximately $150,000, depreciation expense of approximately $110,000, and marketing-related expenses of approximately $80,000, as partially offset by decreases in stock-based compensation expenses of approximately $495,000 and consulting and professional services expenses of approximately $238,000.

Our G&A employee headcount increased to four at September 30, 2023 from two at September 30, 2022. G&A expenses included stock-based compensation expenses of approximately $191,000 and $381,000 for the three months ended September 30, 2023 and 2022, respectively, and $308,000 and $803,000 for the six months ended September 30, 2023 and 2022, respectively. We expect G&A expenses to remain consistent for the remainder of fiscal 2024.

Liquidity and Going Concern

As a development-stage enterprise, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows from operations in each year due to costs incurred in connection with R&D activities and G&A expenses associated with our operations. For the six months ended September 30, 2023 and year ended March 31, 2023, we incurred net losses of $7.9 million and $13.9 million, respectively. At September 30, 2023, we had a cash balance of approximately $6.3 million and an accumulated deficit of $56.4 million. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in this Report are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities, including clinical studies, working capital and capital expenditures. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations. In May 2023, we completed a public offering of units, comprising shares of our common stock and warrants to purchase shares of our common stock, for net proceeds of $9.7 million. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, without limitation, our ability to successfully commercialize our product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings. If we are unable to secure additional capital timely, we may be required to curtail R&D initiatives, reduce headcount and take additional measures to reduce costs in order to conserve our cash.

For the six months ended September 30, 2023, we used approximately $6,484,000 in operating activities, which primarily resulted from our net loss of approximately $7,920,000 and net changes in operating assets and liabilities of approximately $224,000, as adjusted for non-cash items, including stock-based compensation expenses of approximately $1,048,000, depreciation and amortization expenses of approximately $153,000 and other immaterial adjustments. For the six months ended September 30, 2022, we used $5,527,000 in operating activities, which primarily resulted from our net loss of $6,949,000, as adjusted for changes to operating assets and liabilities of approximately $194,000, as adjusted for non-cash items, including stock-based compensation expenses of approximately $1,481,000, approximately $101,000 for issuances of shares of common stock in exchange for services, depreciation and amortization expenses of approximately $60,000 and other immaterial adjustments.

For the six months ended September 30, 2023 and 2022, cash used in investing activities of approximately $718,000 and $81,000, respectively, was for the purchase of property and equipment.

Cash provided by financing activities of $9.7 million for the six months ended September 30, 2023 was attributable to net proceeds from the issuance of common stock and warrants in a public offering, which closed in May 2023. Cash provided by financing activities of $7.4 million for the six months ended September 30, 2022 was attributable to net proceeds from the issuance of common stock and warrants in a registered direct offering, which closed in May 2022.

Purchase Obligations

Our primary purchase obligations include purchase orders for machinery and equipment. At September 30, 2023, we had outstanding purchase orders for machinery and equipment and related expenditures of approximately $996,000.

Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements are detailed in Note 1 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the three months ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities

Recent Sales of Unregistered Securities

On September 29, 2023, we issued the following shares of unregistered common stock: i) a total of 6,265 shares to four of our non-employee directors in accordance with our Outside Director Compensation Plan; and ii) 20,834 shares to one of our non-employee directors upon vesting of a restricted stock unit award. On August 14, 2023, we issued 1,428 shares of unregistered common stock to a service provider. The aforementioned issuances were made pursuant to exemptions from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, or a sinking or purchase fund installment, or any other material default, with respect to any indebtedness of ours.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following financial information from Modular Medical, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2023, filed with the SEC on November 13, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2023 and 2022, (ii) the Condensed Consolidated Balance Sheets as of September 30 2023 and March 31, 2023, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date: November 13, 2023	By:	/s/ James E. Besser
James E. Besser
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul DiPerna
Paul DiPerna
Chairman, President, Chief Financial Officer and Treasurer
(Principal Financial Officer)