Form 10-Q
period 2023-12-31
Modular Medical, Inc.
filed 2024-02-13
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 21,899,058 as of February 9, 2024.

MODULAR MEDICAL, INC.

FORM 10-Q

DECEMBER 31, 2023

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2023 (Unaudited)	March 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,047	$3,799
Prepaid expenses and other	295	147
Security deposit	—	100
TOTAL CURRENT ASSETS	2,342	4,046

Property and equipment, net	2,634	1,721
Right of use asset, net	1,223	1,478
TOTAL NON-CURRENT ASSETS	3,857	3,199

TOTAL ASSETS	$6,199	$7,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$704	$285
Accrued expenses	373	339
Short-term lease liabilities	362	355
TOTAL CURRENT LIABILITIES	1,439	979

LONG-TERM LIABILITIES
Long-term lease liabilities	915	1,190
TOTAL LIABILITIES	2,354	2,169

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 50,000 shares authorized; 21,299 and 10,949 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	21	11
Additional paid-in capital	65,472	53,524
Accumulated deficit	(61,648)	(48,459)
TOTAL STOCKHOLDERS’ EQUITY	3,845	5,076
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,199	$7,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Operating expenses
Research and development	$3,619	$2,197	$9,204	$6,804
General and administrative	1,650	1,161	4,006	3,502
Total operating expenses	5,269	3,358	13,210	10,306
Loss from operations	(5,269)	(3,358)	(13,210)	(10,306)
Other income	—	—	23	—

Loss before income taxes	(5,269)	(3,358)	(13,187)	(10,306)
Provision for income taxes	—	—	2	2
Net loss	$(5,269)	$(3,358)	$(13,189)	$(10,308)
Net loss per share
Basic and diluted	$(0.23)	$(0.27)	$(0.64)	$(0.86)
Shares used in computing net loss per share
Basic and diluted	22,540	12,274	20,708	12,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2023	10,949	$11	$53,524	$(48,459)	$5,076
Issuance of common stock and warrants in equity offering, net	10,139	10	9,723	—	9,733
Issuance of common stock under equity incentive plan	7	—	6	—	6
Stock-based compensation	—	—	478	—	478
Net loss	—	—	—	(3,737)	(3,737)
Balance as of June 30, 2023	21,095	21	63,731	(52,196)	11,556
Shares issued for services	2	—	1	—	1
Issuance of common stock under equity incentive plan	27	—	7	—	7
Stock-based compensation	—	—	557	—	557
Net loss	—	—	—	(4,183)	(4,183)
Balance as of September 30, 2023	21,124	21	64,296	(56,379)	7,938
Exercise of warrants	148	—	181	—	181
Issuance of common stock under equity incentive plan	27	—	11	—	11
Stock-based compensation	—	—	984	—	984
Net loss	—	—		(5,269)	(5,269)
Balance as of December 31, 2023	21,299	21	$65,472	$(61,648)	$3,845

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2022	10,462	$11	$43,406	$(34,580)	$8,837
Shares issued for services	—	—	1	—	1
Issuance of common stock and warrants in equity offering, net	449	—	7,372	—	7,372
Issuance of common stock under equity incentive plan	3	—	14	—	14
Stock-based compensation	—	—	725	—	725
Net loss	—	—	—	(3,499)	(3,499)
Balance as of June 30, 2022	10,914	$11	$51,518	$(38,079)	$13,450
Issuance of common stock under equity incentive plan	11	—	51	—	51
Stock-based compensation	—	—	692	—	692
Net loss	—	—	—	(3,450)	(3,450)
Balance as of September 30, 2022	10,925	11	52,261	(41,529)	10,743
Issuance of common stock under equity incentive plan	7	—	13	—	13
Stock-based compensation	—	—	626	—	626
Net loss	—	—	—	(3,358)	(3,358)
Balance as of December 31, 2022	10,932	$11	$52,900	$(44,887)	$8,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Nine Months Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,189)	$(10,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,043	2,121
Loss on asset disposal	21	—
Depreciation and amortization	283	93
Shares for services	16	150
Changes in assets and liabilities:
Other assets and prepaid expenses	(63)	(15)
Lease right-of-use asset	255	69
Accounts payable and accrued expenses	453	(187)
Lease liabilities	(268)	(107)
Net cash used in operating activities	(10,449)	(8,184)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,217)	(573)
Net cash used in investing activities	(1,217)	(573)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net	9,733	7,372
Exercise of common stock warrants	181	—
Net cash provided by financing activities	9,914	7,372

Net decrease in cash and cash equivalents	(1,752)	(1,385)

Cash and cash equivalents at beginning of period	3,799	9,076
Cash and cash equivalents at end of period	$2,047	$7,691

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the nine months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending March 31, 2024 or for any other future period.

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

Leases

The Company’s right-of-use assets consist of leased assets recognized in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 842, Leases, which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and the lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term in the consolidated statement of operations and comprehensive loss. The Company determines the lease term by agreement with the lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Stock-Based Compensation

The Company issues stock awards, stock options and restricted stock units to employees and non-employees. The Company accounts for such awards based on FASB ASC 505 and ASC 718, whereby the value of the award is measured on the date of award. The Company recognizes stock-based compensation for equity awards on a straight-line basis over the requisite service period, usually the vesting period, after assessing the probability of achieving the requisite performance criteria with respect to performance-based awards. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing (Black Scholes) model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes model. The assumptions used in the Black-Scholes model could materially affect compensation expense recorded in future periods.

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

Prior to April 1, 2023, the Company excluded pre-funded warrants from the computation of WASO. The pre-funded warrants are now included in the computation of WASO. Prior period amounts have been conformed to the current-period presentation. The impact of the change reduced the previously reported loss per share by $0.04 and $0.09, respectively, and increased WASO by approximately 1,348,000 and 1,182,000 shares, respectively, for the three and nine months ended December 31, 2022. The reclassification had no impact on the Company’s net loss or cash flows for the three or nine months ended December 31, 2022.

For the nine months ended December 31, 2023 and 2022, the following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands).

	Nine Months Ended December 31,
	2023	2022
Options to purchase common stock	3,720	2,174
Unvested restricted stock units	208	—
Common stock purchase warrants	11,892	6,217
Total	15,820	8,391

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended December 31, 2023 and 2022, the Company’s comprehensive loss was the same as its net loss.

Recently Adopted Accounting Pronouncement

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments— Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The Company adopted ASU No. 2016-13 effective April 1, 2023, and the adoption had no impact on the Company’s results of operations and financial position.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and it requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact that this ASU will have on the presentation of its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this ASU will have on the presentation of its consolidated financial statements.

NOTE 2 – CONSOLIDATED BALANCE SHEET DETAIL

	December 31, 2023	March 31, 2023
Property and equipment, net	(in thousands)
Machinery and equipment	$2,509	$820
Computer equipment and software	66	66
Construction-in-process	499	1,003
Leasehold improvements	33	25
Office equipment	63	63
	3,170	1,977
Less: accumulated depreciation and amortization	(536)	(256)
Total property and equipment, net	$2,634	$1,721

	December 31, 2023	March 31, 2023
Accrued expenses	(in thousands)
Accrued wages and employee benefits	$304	$267
Other	69	72
	$373	$339

NOTE 3 – LEASES

W. Bernardo Drive, San Diego, CA

The 39-month lease term expired on June 30, 2023, and, upon expiration, the Company had a $100,000 security deposit receivable from the landlord, which was refunded to the Company during the nine months ended December 31, 2023.

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

Future minimum payments under the facility operating lease, as of December 31, 2023, are listed in the table below (in thousands).

Annual Fiscal Years	Operating Lease
2024	$111
2025	452
2026	470
2027	405
Total future lease payments	$1,438
Less: Imputed interest	(161)
Present value of lease liability	$1,277

Cash paid for amounts included in the measurement of lease liabilities was approximately $365,000 and $119,000 for the nine months ended December 31, 2023 and 2022, respectively. Rent expense was approximately $337,000 and $81,000 for the nine months ended December 31, 2023 and 2022, respectively and $112,000 and $27,000 for the three months ended December 31, 2023 and 2022, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

ATM Agreement

On November 22, 2023, the Company entered into a Sales Agreement (the ATM Agreement) with Leerink Partners LLC (Leerink) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, for aggregate gross proceeds of up to $6,500,000 through an “at the market offering” program under which Leerink will act as sales agent or principal. The ATM Agreement provides that Leerink will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock under the ATM Agreement. The Company has no obligation to sell any shares under the ATM Agreement and may, at any time, suspend solicitation and offers under the ATM Agreement. As of December 31, 2023, no shares had been sold under the ATM Agreement.

May 2023 Public Offering

On May 15, 2023, the Company entered into an underwriting agreement (the Underwriting Agreement) with Newbridge Securities Corporation (the Underwriter), with respect to the issuance and sale in a firm commitment underwritten offering (the 2023 Offering) by the Company of units of its securities for aggregate gross proceeds of approximately $9,390,000, before deducting underwriting discounts and commissions and other offering expenses. The Company sold 8,816,900 shares of its common stock and warrants to purchase 4,408,450 shares of its common stock. The securities were sold as a unit, with each unit consisting of two shares of common stock of the Company and one warrant (the 2023 Warrants) to purchase one share of common stock, at a public offering price of $2.13 per unit. The 2023 Warrants were immediately separable and exercisable, had a per share exercise price of $1.22 and expire five years from the date of issuance. The 2023 Offering closed on May 18, 2023.

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

The Underwriter was paid a cash fee of 7.0% of the aggregate gross proceeds of the 2023 Offering (including the over-allotment option) and reimbursed certain out-of-pocket expenses of approximately $125,000. In addition, pursuant to the Underwriting Agreement, the Company initially issued to the Underwriter common stock purchase warrants (the UW Warrants) for a total of 709,760 shares. Subsequently, the UW Warrants were reissued to the Underwriter and its agents for a total of 604,623 shares. The UW warrants are exercisable six months from the respective issuance dates and have a four- year term and a per share exercise price of $1.32.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriter, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions.

Warrants

As of December 31, 2023, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Price	Expiration
Balance as of March 31, 2023	7,565
Issuance of common stock warrants	605	$1.32	May 2027
Issuance of common stock warrants	5,070	$1.22	May 2028
Balance as of June 30, 2023	13,240
Activity	—
Balance as of September 30, 2023	13,240
Warrants exercised	(148)	$1.22	May 2028
Balance as of December 31, 2023	13,092

As of March 31, 2023, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Price	Expiration
Common stock	1,348	$0.01	—
Common stock	768	$6.00	January 2027 – February 2027
Common stock	4,011	$6.60	February 2027
Common stock	1,438	$6.60	November 2027
Total	7,565

Other

During the nine months ended December 31, 2023 and 2022, the Company issued 1,429 and 348 shares of common stock with fair values of approximately $1,400 and $1,000, respectively, to a service provider.

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

Stock-Based Compensation Expense

As of December 31, 2023, the unamortized compensation cost was approximately $2,512,000 related to stock options and is expected to be recognized as expense over a weighted-average period of approximately 1.4 years.

During the three months ended December 31, 2023, under its Two-Part FDA Submission and Clearance Milestone Bonus Program, the Company granted stock options for 909,533 shares, which are subject to vesting upon the achievement of certain performance milestones by the Company. As of December 31, 2023, the Company had not commenced expense recognition of 251,567 of these option shares based on its assessment of the probability of achievement of the applicable performance requirements.

During the three months ended December 31, 2023, the Company issued 6,375 shares to members of the Board in accordance with its outside director compensation plan and recorded approximately $11,000 of stock-based compensation expense for these share awards.

The weighted-average grant date fair value of options granted was $0.98 and $3.58 per share for the nine months ended December 31, 2023 and 2022, respectively, and $0.97 and $1.86 for the three months ended December 31, 2023 and 2022, respectively. The following assumptions were used in the fair-value method calculations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Risk-free interest rates	3.8% - 4.7%	3.93% - 3.99%	3.5% - 4.7%	2.82% - 4.06%
Volatility	123.4% - 127.6%	149%	82.5% - 152.2%	149% - 223%
Expected life (years)	5.0 – 5.4	5.0 – 5.7	5.0 – 6.2	5.0 – 5.7

The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model, which includes simplified methods to establish the fair term of options, as well as average volatility. The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates, as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. A dividend yield of zero was applied because the Company has never paid dividends and has no intention to pay dividends in the foreseeable future. The Company accounts for forfeitures as they occur.

The following table summarizes the activity in the shares available for grant under the Plan during the nine months ended December 31, 2023:

		Options Outstanding
	Shares	Number	Weighted
	Available	of	Average
	for Grant	Shares	Exercise Prices
Balance at March 31, 2023	2,132,292	2,481,090	$5.19
Options granted	(373,375)	373,375	1.27
Share awards	(6,375)	—	—
Options cancelled and returned to the Plan	30,272	(30,272)	4.29
Balance at June 30, 2023	1,782,814	2,824,193	4.68
Options granted	(101,875)	101,875	1.16
Share awards	(6,265)	—	—
RSUs granted	(250,000)	—	—
Options cancelled and returned to the Plan	13,404	(13,404)	9.05
Balance at September 30, 2023	1,438,078	2,912,664	4.54
Options granted	(941,408)	941,408	1.11
Share awards	(6,375)	—	—
Options cancelled and returned to the Plan	155,679	(155,679)	3.77
Balance at December 31, 2023	645,974	3,698,393	$3.70

No stock options were exercised during the nine months ended December 31, 2023 and 2022.

A summary of RSU activity under the Plan is presented below.

	Number	Weighted Average Grant-
	of Shares	Date Fair Value
Balance at June 30, 2023	—	$—
Granted	250,000	$0.91
Vested	(20,834)	$0.91
Non-vested shares at September 30, 2023	229,166	$0.91
Vested	(20,834)	$0.91
Non-vested shares at December 31, 2023	208,332	$0.91

The total intrinsic value of the RSUs outstanding as of December 31, 2023 was approximately $379,000. The unamortized compensation cost at December 31, 2023 was approximately $190,000 related to RSUs and is expected to be recognized as expense over a period of approximately 2.50 years.

The following table summarizes the range of outstanding and exercisable options as of December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$0.93 - $2.00	2,246,118	8.55	$1.48	653,549	$1.83	$62,794
$3.95 - $7.51	943,145	7.45	$5.29	734,459	$5.59	—
$8.61 - $17.70	509,130	7.48	$10.53	448,562	$10.35	—
$0.93 - $17.70	3,698,393	8.12	$3.70	1,836,570	$5.47	$62,794

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. All tax returns for fiscal 2016 to fiscal 2023 may be subject to examination by the U.S. federal and state tax authorities. As of December 31, 2023, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the nine months ended December 31, 2023 and 2022 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Purchase Obligations

The Company’s primary purchase obligations include purchase orders for machinery and equipment. At December 31, 2023, the Company had outstanding purchase orders for machinery and equipment and related expenditures of approximately $592,000. In December 2023, the Company signed a device integration agreement with a provider of connected-care and remote monitoring diabetes technology solutions for an obligation of approximately $575,000 over three years for technology integration and license fees.

NOTE 8 – SUBSEQUENT EVENTS

In January 2024, under the ATM Agreement, the Company sold 153,879 shares of common stock for net proceeds of approximately $278,000.

In January 2024, the Company received proceeds of approximately $550,000 from the exercise of warrants to purchase 445,744 shares of common stock.

On February 13, 2024, the Company’s stockholders approved increases in: i) the number of shares reserved for issuance under the Plan by 3,000,000 shares and ii) the authorized shares of common stock to 100,000,000.

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

Company Overview

We are a development-stage medical device company focused on the design, development and commercialization of an innovative insulin pump using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of a novel two-part patch pump, our MODD1 product, we seek to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care that presently-available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, we seek to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets. In January 2024, we made the premarket submission of our MODD1 next-generation insulin pump to the U.S. Food and Drug Administration (the FDA) for 510(k) clearance. We expect the FDA to provide initial feedback on our submission during the quarter ending June 30, 2024.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2023. As of December 31, 2023, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	December 31,		Change
	(dollar amounts in thousands)
	2023	2022	2022 to 2023
Research and development – Three months ended	$3,619	$2,197	$1,422	64.7%
Research and development – Nine months ended	$9,204	$6,804	2,400	35.3%

Our research and development expenses include personnel and related costs, materials and other costs associated with the development and initial production of our insulin pump products. We expense research and development costs as they are incurred.

Research and development, or R&D, expenses increased for the three months ended December 31, 2023 compared with the same period of 2022, primarily due to increases in employee-related costs of approximately $348,000, stock-based compensation of approximately $324,000 and consulting costs of approximately $766,000. The increase in consulting costs was primarily attributable to pre-submission testing and related activities performed during the third quarter of fiscal 2024 in preparation for our 510(k) submission to the FDA, which was completed in January 2024.

R&D expenses increased for the nine months ended December 31, 2023 compared with the same period of 2022, primarily due to increases in employee-related costs of approximately $1,134,000, consulting costs of $580,000, stock-based compensation expense of $385,000 and materials costs of approximately $300,000. The increase in material costs was primarily attributable to pre-submission activities, as we began producing units of our MODD1 pump product during fiscal 2024 in anticipation of our 510(k) submission to the FDA. The increase in consulting costs was primarily attributable to third-party testing costs incurred in fiscal 2024 in anticipation of our 510(k) submission to the FDA, which was completed in January 2024.

Our R&D employee headcount increased to 36 at December 31, 2023 from 32 at December 31, 2022. R&D expenses included stock-based compensation expenses of approximately $681,000 and $357,000 for the three-months ended December 31, 2023 and 2022, respectively, and $1,420,000 and $1,035,000 for the nine months ended December 31, 2023 and 2022, respectively. We expect research and development expenses to decrease for the remainder of fiscal 2024, as we made our 510(k) submission of our MODD-1 insulin pump to the FDA in January 2024.

General and Administrative

	December 31,		Change
	(dollar amounts in thousands)
	2023	2022	2022 to 2023
General and administrative – Three months ended	$1,650	$1,161	$489	42.1%
General and administrative – Nine months ended	$4,006	$3,502	$504	14.4%

General and administrative expenses consist primarily of costs for personnel, finance, human resources, marketing, and general management.

General and administrative, or G&A, expenses increased for the three months ended December 31, 2023 compared with the same period of the prior year, primarily as a result of increases in legal and other professional services fees of $143,000, rent and other facility-related expenses of approximately $130,000, marketing-related expenses of approximately $113,000, employee-related costs of approximately $112,000, depreciation and amortization expense of approximately $97,000, stock-based compensation of approximately $30,000, accounting costs of approximately $22,000 and other expense increases, as partially offset by a decrease in consulting expenses of approximately $169,000.

G&A expenses increased for the nine months ended December 31, 2023 compared with the same period of the prior year, primarily as a result of increases in facility-related costs of approximately $383,000, employee-related costs of approximately $272,000, depreciation expense of approximately $190,000, marketing-related expenses of approximately $193,000, legal and other professional services fees of $147,000, and other expenses, as partially offset by decreases in stock-based compensation expenses of approximately $464,000 and consulting services expenses of approximately $415,000.

Our G&A employee headcount increased to four at December 31, 2023 from three at December 31, 2022. G&A expenses included stock-based compensation expenses of approximately $313,000 and $283,000 for the three months ended December 31, 2023 and 2022, respectively, and approximately $622,000 and $1,086,000 for the nine months ended December 31, 2023 and 2022, respectively. We expect G&A expenses to decrease for the remainder of fiscal 2024.

Liquidity and Going Concern

As a development-stage enterprise, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows from operations in each year due to costs incurred in connection with R&D activities and G&A expenses associated with our operations. For the nine months ended December 31, 2023 and year ended March 31, 2023, we incurred net losses of $13.2 million and $13.9 million, respectively. At December 31, 2023, we had a cash balance of approximately $2.0 million and an accumulated deficit of $61.4 million. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in this Report are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities, including clinical studies, working capital and capital expenditures. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations. In May 2023, we completed a public offering of units, comprising shares of our common stock and warrants to purchase shares of our common stock, for net proceeds of $9.7 million. On November 22, 2023, we entered into a Sales Agreement (the ATM Agreement) with Leerink Partners LLC (Leerink) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, for aggregate gross proceeds of up to $6,500,000 through an “at the market offering” program under which Leerink will act as sales agent or principal. The ATM Agreement provides that Leerink will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock under the ATM Agreement. In January 2024, we sold 153,879 shares of common stock for net proceeds of approximately $278,000 under the ATM Agreement. In addition, in January 2024, we received a total of approximately $550,000 of proceeds from the exercise of warrants to purchase 445,744 shares of our common stock.

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

For the nine months ended December 31, 2023, we used approximately $10.5 million in operating activities, which primarily resulted from our net loss of approximately $13.2 million, as adjusted for net changes in operating assets and liabilities of approximately $0.4 million and non-cash items, including stock-based compensation expenses of approximately $2.0 million, depreciation and amortization expenses of approximately $0.3 million and other immaterial adjustments. For the nine months ended December 31, 2022, we used approximately $8.2 million in operating activities, which primarily resulted from our net loss of $10.3 million, as adjusted for changes to operating assets and liabilities of approximately $0.2 million and non-cash items, including stock-based compensation expenses of approximately $2.1 million, issuances of shares of common stock in exchange for services of approximately $0.1 million and depreciation and amortization expenses of approximately $0.1 million.

For the nine months ended December 31, 2023 and 2022, cash used in investing activities of approximately $1.2 million and $0.6 million, respectively, was for the purchase of property and equipment.

Cash provided by financing activities for the nine months ended December 31, 2023 was attributable to $9.7 million of net proceeds from the issuance of common stock and warrants in a public offering, which closed in May 2023, and approximately $0.2 million of proceeds from the exercise of common stock warrants. Cash provided by financing activities of $7.4 million for the nine months ended December 31, 2022 was attributable to net proceeds from the issuance of common stock and warrants in a registered direct offering, which closed in May 2022.

Purchase Obligations

Our primary purchase obligations include purchase orders for machinery and equipment and software. At December 31, 2023, we had outstanding purchase orders for machinery and equipment and related expenditures of approximately $0.6 million. In December 2023, we signed a device integration agreement with a provider of connected-care and remote monitoring diabetes technology solutions for an obligation of approximately $0.6 million for technology integration and license fees over three years.

Recently Adopted and Issued Accounting Pronouncements

Recently Adopted and Issued Accounting Pronouncements are detailed in Note 1 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-1I) and 15I5(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities

Recent Sales of Unregistered Securities

On December 29, 2023, we issued the following shares of unregistered common stock: (i) a total of 6,375 shares to four of our non-employee directors in accordance with our Outside Director Compensation Plan and (ii) 20,834 shares to one of our non-employee directors upon vesting of a restricted stock unit award granted under our Amended 2017 Equity Incentive Plan. The aforementioned issuances were made pursuant to exemptions from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, or a sinking or purchase fund installment, or any other material default, with respect to any indebtedness of ours.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form Exhibit	Filing Date	Herewith
1.1	Sales Agreement, dated as of November 22, 2023, between Modular Medical, Inc. and Leerink Partners LLC	8-K	11/22/2023
10.1	Modular Medical, Inc. Two-Part FDA Submission and Clearance Milestone Bonus Program	8-K	10/05/2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
101.INS	Inline XBRL Instance Document			X
101.SCH	Inline XBRL Taxonomy Extension Schema Document			X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date: February 13, 2024	By:	/s/ James E. Besser
James E. Besser
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul DiPerna
Paul DiPerna
Chairman, President, Chief Financial Officer and Treasurer (Principal Financial Officer)