Form 10-K
period 2024-03-31
Modular Medical, Inc.
filed 2024-06-21
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2024

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

    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on September 29, 2023 was $17,971,555.

The number of shares of the registrant’s common stock outstanding, par value $0.001 per share, as of June 17, 2024, was 32,536,700.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2024

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

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward- looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward- looking statement. Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating to:

●	our strategies, prospects, plans, expectations, forecasts or objectives;

●	our ability to achieve a marketable product (i.e., our insulin pump) and the costs and timing thereof;

●	acceptance of our product by our target market and our ability to compete in such market;

●	our ability to raise additional financing when needed and the terms and timing thereof;

●	our ability to expand, protect and maintain our intellectual property rights;

●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements;

●	our analysis of the target market for our insulin pump;

●	our ability to obtain regulatory approvals and clearances relating to our insulin pump, including those of the United States Food and Drug Administration, or FDA;

●	regulatory developments in the United States and other countries;

●	the timing and costs of our obtaining all regulatory approvals and clearances identified immediately above;

●	our compliance with all applicable laws, rules and regulations, including those of the Securities and Exchange Commission, or SEC, and the FDA;

●	our ability to compete in the diabetes marketplace with larger and more substantial medical device companies;

●	general economic, business, political and social conditions;

●	our reliance on and our ability to retain (and if necessary, timely recruit and replace) our officers, directors and key employees and their ability to timely and competently perform at levels expected of them;

●	our ability to generate significant revenues and achieve profitability;

●	our ability to manage the growth of our business;

●	our commercialization, marketing and manufacturing capabilities and strategies;

●	our ability to expand, protect and maintain our intellectual property position;

●	the success of competing third-party products;

●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security;

●	the specific risk factors discussed under the heading “Risk Factors” set forth in this report; and

●	various other matters, many of which are beyond our control.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Annual Report on Form 10-K, refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2024 refers to the fiscal year ended March 31, 2024). Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer to Modular Medical, Inc. and its consolidated subsidiary.

ii

PART I

ITEM 1. BUSINESS

Overview

Modular Medical is a pre-revenue, medical device company focused on the design, development, and commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of an innovative two-part patch pump, we seek to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care requiring considerable motivation that presently available insulin pumps provide. By simplifying and streamlining the user experience from the initial introduction of the patient to our product, prescription assistance, establishing insurance reimbursement, streamlined training and day-to-day use with strong clinical support, we seek to expand the wearable insulin delivery device market beyond the highly motivated “super users” to expand the category into the mass market. Our product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets for those individuals requiring insulin.

Differentiation

We believe that there are a number of shortcomings and issues with currently available insulin pumps that prevent a substantial number of people who require insulin on a daily basis from choosing an insulin pump to treat their diabetes. We believe that, by tailoring our insulin pump to address such factors, we can expand the scope and adoption rate of insulin pump usage. We believe that to achieve broader market acceptance, an insulin pump must be easier to learn to use, be less time-consuming to operate, more intuitive to both patients and physicians, and meet the standards for coverage by insurance providers so that co-payments required from patients are affordable and the hurdles to insurance coverage are significantly reduced.

Among the more prominent issues are:

●

Complexity: Many existing pumps are highly complex and require significant technical expertise to use effectively. We believe such pumps were designed for “super users,” who have high levels of motivation and technical competence. The complexity of pumps can be daunting to less technically inclined, less motivated users.

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

Diabetes Classifications and Therapies

Diabetes is typically classified as either type 1 or type 2:

●	Type 1 diabetes, or T1D, is an auto-immune condition characterized by the body’s nearly complete inability to produce insulin. It is frequently diagnosed during childhood or adolescence, although it can sometimes have onset in adulthood. Individuals with T1D require daily insulin therapy to survive.

●	Type 2 diabetes, or T2D, represents over 90% of all individuals diagnosed with diabetes and is characterized by the body’s inability to either properly utilize insulin or produce sufficient insulin. Initially, many people with T2D attempt to manage their condition with improvements in diet and exercise and/or the use of oral medications and/or injection of glucagon-like peptide-1 (GLP-1) drugs. However, as their diabetes advances, patients often progress to requiring insulin therapies such as once-daily long-acting insulin and ultimately to intensified mealtime rapid-acting insulin therapy. This represents an important portion of the diabetes market with an estimated 1.6 million individuals with T2D intensively treated with insulin currently in the United States.

Glucose, the primary source of energy for cells, must be maintained at certain levels in the blood in order to permit optimal cell function and health. The brain works on pure glucose, and, when sufficient glucose is available, the brain allows insulin to be released that allows the cells to absorb glucose. In people with diabetes, blood glucose levels are not well controlled by the brain due to the shortage of insulin. Frequently, blood glucose levels become very high, a condition known as hyperglycemia, or very low, a condition called hypoglycemia. Hyperglycemia can lead to serious long-term complications, including blindness, kidney disease, nervous system disorders, occlusive vascular diseases, lower-limb amputation, stroke, cardiovascular disease, and death. Hypoglycemia can lead to confusion or loss of consciousness, often requiring a visit to the emergency room or, in certain cases, result in seizures, coma, and/or death.

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

Currently, there are two primary therapies available for insulin-requiring people with diabetes: multiple daily insulin injections directly into the body through syringes or insulin pens (a type of syringe), referred to as Multiple Daily Injection, or MDI therapy, or the use of an insulin pump to deliver mealtime insulin boluses to help with glucose absorption after carbohydrate consumption and a continuous subcutaneous insulin infusion, or CSII therapy, into the body. Generally, CSII therapy is considered to provide a number of advantages over MDI therapy, primarily an improvement in glycemic control, as measured by certain diabetes management tests such as hemoglobin A1c (HbA1c) measure and more recently Time in Range (TIR) where a continuous glucose measuring device is used to calculate this test. Among other clinical benefits, a study conducted by Tandem Diabetes Care, Inc., or Tandem, in 2021 demonstrated that insulin pump use can decrease glucose variability, reduce the number of hypoglycemia events, and reduce the fear of hypoglycemia.

Notwithstanding these advantages, we believe the difficulty in use resulting from the complexity and cumbersome design of available insulin pumps, as well as high and often prohibitive costs for both the patient and insurance provider, has resulted not only in dissatisfaction among many existing pump users. As noted in a Seagrove Partners 2021 study, fewer than half of first-time pump users purchase a new pump after the warranty expires. We believe the cost and complexity to the user has severely limited the adoption rate of insulin pumps by a large segment of the diabetes population using MDI therapy, whom we refer to in this Report as “Almost Pumpers.”

We define Almost Pumpers as insulin-requiring people with diabetes who are aware of pumps and their potential benefits but because of past experiences, pump shortcomings, cost, complexity, and time and learning required to adopt and utilize currently available insulin pumps, continue to receive their daily insulin through MDI therapy. We undertook one-on-one interviews with over 200 of these individuals to understand their past experiences on or considering pumps, existing pump shortcomings, the cost and insurance challenges, complexity to learn and time and complexity to operate that drives them to remain on MDI. With this detailed understanding, we brought a series of prototype models to them to react to, so we could refine the design and include features that would motivate them to be able to use this technology to better care for their diabetes. Our MODD1 pump has been well received by these individuals and our clinical advisors, as applicable for this sector of the marketplace.

Our research, along with marketplace data provided by Seagrove Partners in 2023, estimates that 33% of Americans with T1D have an insulin pump and 28% of Americans with T1D (44% of those who currently utilize MDI) can be classified as having an interest in pump adoption and meeting the American Diabetes Association guidelines of glucose control if their objections to the currently available suite of products can be overcome. They do not want to closely manage their glucose levels and incur the associated time and effort involved; however, they understand, or are advised by their clinical care team, that they need to do more to achieve a reasonable level of glucose. They are the Almost Pumpers. We have developed what we believe to be the most technologically advanced delivery system overcome the objections and provide motivation for this market. We believe that there are four addressable hurdles to adoption:

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

We believe this conversion process, engaging people to try and thereby receive the benefits of our technology will substantially increase adoption of insulin pumps among with patients with T1D and T2D who remain reliant upon multiple daily injections. Diabetes is a disease that appears randomly throughout the world. Therefore, we cannot segment the market by socioeconomics, education or level of care. We intend to create an insulin pump that appeals to all Almost Pumpers.

Market

The International Diabetes Federation estimated that, in 2021, approximately 537 million people were living with diabetes worldwide, and by 2045, this number will increase to approximately 783 million people.

An estimated 34 million people in the United States live with diabetes. Within this group, T1D accounts for approximately 1.8 million people with the remainder being T2D. All people with T1D require daily insulin. However, of the approximately 32.2 million people with T2D, about 1.6 million of them require MDI therapy to manage their diabetes. This represents a large and growing market with the effects of diabetes accounting for roughly 25% of all healthcare dollars spent annually in the United States.

According to the National Diabetes Health Care Provider Survey conducted by Seagrove Partners, LLC in 2021, approximately 25% of the 1.6 million highly insulin intensive individuals with T2D have considered going “on pump.”

Insulin pumps have been shown to provide a higher level of care for insulin-dependent people with diabetes and result in better glycemic control, fewer comorbidities, fewer trips to the emergency room, and higher overall quality of life. They also result in lower overall costs to the healthcare system, reducing typical expense per patient year from approximately $27,000 to $17,000.

Despite these benefits, only 1 in 3 (33%) of the 1.8 million Americans with T1D and very few of the 1.6 million T2D intensively treated with insulin currently use an insulin pump, for a total of approximately 670,000 current users, with only a slow increase of insulin pump use. The remaining 68% of individuals with T1D and virtually all with T2D rely on MDI therapy for glucose control. Decades of advances in technology advances have left these non-pumpers at a significant disadvantage from a control perspective versus their “pumping” counterparts.

We have identified a large segment of the market that we refer to as “Almost Pumpers.” Almost Pumpers are those insulin-requiring people with diabetes (T1D or T2D) who feel that they would adopt the pump if it were less expensive, less time consuming, less technically intimidating, and if there was no separate controller. We believe that they represent approximately 32% of the T1D market correlating to a $1.9 billion growth opportunity.

Insulin pumps on the market today require a substantial amount of time to manage the therapy, have high out-of-pocket costs that place these technologies out of reach for a large part of the population, and are feature-heavy with complex systems, which we believe have hampered adoption and intimidated many users. The most commonly used insulin pumps today require extensive training and hours of daily management. The average pump user must go through 42 steps of setup and refill process every 72 hours to “stay on track.” Our product only requires nine steps for setup and refill every 72 hours.

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

Another transition in the care of diabetes is the measuring of glucose from finger-stick tests to continuous glucose monitoring, or CGM, sensors, which are wearable devices. These sensors are placed under the skin and give a reading every five minutes of the user’s glucose level. While Dexcom has been a market leader in this field, the introduction and rapid adoption of the Freestyle Libre by Abbott Labs has made CGM easier and more affordable, expanded the product category, and doubled the market size. The Freestyle Libre product is a more affordable, easier to use and smaller version of the popular Dexcom, Inc. (Dexcom) CGM product. Now, for the first time, there is an easy, less painful, i.e., no more finger sticks, way for patients to have the data they need to understand more about their glucose levels and their insulin requirements. Access to such data has motivated patients to ask their diabetes clinician how they can achieve better glycemic control and made them more comfortable with using technology and wearables to treat their diabetes. Pumps offer a clear pathway to better control and better overall care. We believe that the insulin pump market is ready for a similar transition as that experienced in the CGM space. Our MODD1 pump represents a new and better offering to assist and induce a wide variety of patients to make the transition and overcome the objections to superior control by becoming a “pumper.”

We believe the present pump marketplace is approximately a $1.9 billion market, comprising 33% of T1D pumpers and a small group of T2D pumpers. Seagrove Partners surveyed clinicians, and, in its 2021 report, estimated that 28% of T1D patients and 25% of T2D patients would adopt technology that was easier to use, learn and access and eligible for insurance reimbursement. We believe this represents a total addressable market of approximately $3 billion for us, assuming cartridge revenue of approximately $4,100 per patient, per year. We expect to spend approximately 15% of our total revenue on discounts and free samples to encourage adoption of our pump product.

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

2020 was a very difficult year in diabetes. Between COVID-19 and a loss of glycemic control during quarantines and isolation, deaths from diabetes rose by 17% in 2020 versus the prior year. This was sharpest among the young who saw deaths rise 29% in the 25-44 year old demographic. This became a pain point and a desire to find new and better solutions and has raised awareness among patients, caregivers, payors, and policy makers.

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

At the same time, reimbursement for patch pumps has been increasingly moving to a pharmacy benefits manager (PBM) model, which simplifies reimbursement and will further aid in a “frictionless launch.” This represents a fundamental shift in the insulin pump market, making onboarding rapid and simplifying a previously complex and time-consuming “insurance journey.”

We believe these CGM device users are increasingly interested in adopting technology and wearables to manage their diabetes. We believe CGM device users are a natural market for a new type of pump, if it can meet their needs and address their objections and that the conjunction of the above trends represents a unique opportunity in the insulin pump market’s history. The CGM device provides glucose-level data, and, as necessary, the user can respond to address any issues with a simple button push on a pump to deliver their insulin versus taking out a syringe and injecting glucose.

Diabetes technology companies understand that we are at a turning point with new markets (T2D, T1D that are currently not using technologies). This can be seen with increased discussion around this topic during recent national diabetes conferences, as well as an increase in marketing promotion.

All these recent changes support the high proportion of T1D and T2D intensively treated with insulin that we consider to be Almost Pumpers, and we expect the number of Almost Pumpers to grow in the coming years and be more reachable with appropriate marketing strategies.

Our Insulin Pump

Instead of building complex, bespoke, and difficult to manufacture and maintain pumping and control systems, we began with the technology and the user in mind. Using proprietary methods of insulin measurement, we were able to eschew complex mechanisms and instead built a product candidate using only parts from high volume consumer electronics manufacturing lines, breaking the cost vs functionality curve that has existed in the insulin pump space and representing the first truly modern insulin pump design. We consider this to be a new kind of product for a new kind of patient.

In January 2024, we submitted a 510(k) premarket notification to the United States Food and Drug Administration (“FDA”) for our MODD1 insulin pump. In March 2024, we received comments from the FDA on our submission, and we are in the process of responding to those comments. A good part of our focus has shifted to managing the process of preparing to move our initial production line to our manufacturing partner, Phillips-Medisize, a large tier-one medical device manufacturer, which will manage and operate our production to produce products for human use. We believe that Phillips-Medisize will be able to rapidly scale to higher volumes at lower cost. We continue to devote substantial time and resources, including exhibiting at major diabetes conferences, to better understand the needs and preferences of Almost Pumpers and the specific patient/provider/payor requirements to motivate change from MDI therapy. By making the bolus delivery at meals simple, we believe we will drive improved health outcomes.

MODD1 has several distinguishing features:

1 - The pump has a simple button to press to deliver insulin as the patient requires it. The electronic pump uses a simple motor for rotating a cam to motivate the insulin into the patient along with a low power Bluetooth and near-field communication (NFC) chips to optionally allow the patient to communicate with their smart phone, tablet, or other mobile computing platform. Our mobile device application is included in our 510(k) submission and will be a part of our introductory product.

2 - The pump snaps together with a three-day disposable cartridge that is patient filled with insulin for delivery. It includes a simple coin cell that allows it to run through the 80-hour life of the cartridge.

3 - The infusion set contains a soft 6 mm cannula and an introducer for insertion into the skin for insulin delivery, and it automatically removes the inserted needle used to transfer insulin to the body.

MODD1 comes with a variety of methods for the patient to wear the pump. Options include: a base plate with adhesive for attaching to the body that has features for holding the pump to the patient; overwraps to hold the product to the patient; and a velcro strap with a base plate suitable for wrapping around the arm or leg of the patient.

The system will deliver a small continuous rate called a basal that will provide approximately 50% of the total daily dose required, and the user will use the on-pump button to administer boluses, typically before and after meals. The objective is to make the product simple to acquire and take home, simple to learn and most importantly, simple to use and live with, to expand the pump market, drive adoption and ultimately better clinical outcomes.

Technological Advantages

The adoption of new ultra-high volume technologies will result in far easier manufacturing scale up, as parts sourcing and assembly processes are far easier. The MODD1 was designed from the beginning for mass manufacturing, and we have partnered with a manufacturing partner, Phillips-Medisize, a Molex company, to establish processes and “lights out” or near lights out production assembly lines whereby a minimal number of workers will be required in the production facility. This advantage is compounded by the high availability and already optimized cost reduction in its components. When we achieve production scale, we believe this should result in a cost of goods for MODD1, estimated on the competitors’ announced margins and sales, of approximately 50% lower than our closest patch pump competitor.

The adoption of modern, miniaturized technologies has led to numerous other advantages, as well. For example, our MODD1 pump is smaller in overall volume than Insulet’s popular Omnipod product and has a lower profile to the skin. Despite this, the MODD1 holds a full 3 milliliter, or mL, (300 units) of insulin, in line with full sized pumps such as those offered by Tandem and Medtronic, 50% more than the 2mL reservoir in the Omnipod. We believe that this volume advantage over other patch pumps will be significant as 24% of type 1 and over 50% of the rapidly growing type 2 market require more than 2mL of insulin every three days (the expected wear time of patch pumps).

In addition, our new pumping modality will provide what we believe is the most even (and thus closest to the function of a healthy pancreas) delivery of basal insulin in the industry. We intend to demonstrate the impact of our system on glycemic control in a clinical study specifically focused on improved adherence, more bolus deliveries per day and providing the clinicians with clear data on patient use.

The technology allows the patient to simply add insulin and operate. The battery is included in each cartridge, and the device is operated without a controller. As a result, no charging is required. MODD1 has also been made push-button simple to deliver insulin to appeal to a wider audience of users.

This new technology has made the MODD1 lighter than existing offerings. Compared to the Insulet Omnipod, MODD1 weighs 20 grams (vs. 26 grams) empty and 23 grams (vs. 28 grams) fully filled (despite carrying 50% more insulin), reductions of 23% and 18%, respectively. Also, unlike existing patch pumps, the MODD1 can be removed from the needle and taken off and replaced later if the user desires. This avoids loss of insulin in a pump due to accidental dislodging of the soft canula, an issue for other patch pumps with which users have expressed considerable dissatisfaction.

Our approach to the care of diabetes can be further enhanced by leveraging the MODD1 single-pumping chamber technology and reusable pump approach to apply to dual (or more) chamber pumping solutions. We believe that such multi-chamber pumps will be integral to the realization of high time-in-range artificial pancreas solutions that require no human intervention because of the application of, for instance, drugs to raise glucose levels coupled with drugs to lower glucose. They will be the next step forward from the cumbersome and awkward solutions today that require the user to announce meals, count and input carbohydrates, and adjust delivery for exercise and sleep to prevent overdosing of insulin. Instead, if a user overdosed insulin, the user would simply pump in a drug to release sugar stores to raise it up. We believe that a pre-filled peel and stick patch pump with the ability to function in a fully autonomous closed loop system with a CGM device, which is measuring and transmitting glucose-level information, represents the next generation of diabetes care. We believe that we have demonstrated our technology and have secured, and will continue securing, intellectual property protection on our approach.

We believe this technology, especially applied in a dual chamber capacity, will open up numerous applications outside of diabetes where medication compliance of complex therapy regimes is difficult. Example applications would include weight loss, fertility, and simplifying the delivery of complex multi-drug cocktails, especially those with diverse and challenging dosing schedules.

Our Solution

Our proposed pump has been designed and developed to address the aforementioned shortcomings of the existing pump market and to appeal to: (i) the substantial group of Almost-Pumpers, who may be interested in using an insulin pump, but have not done so because of the complexity, cost or cumbersome nature of existing products and (ii) people who are using one of the currently available insulin pumps but are dissatisfied with such products. We believe that, owing to our new proprietary technology, our proposed insulin pump will be the simplest and least expensive product on the market and the easiest for providers to prescribe.

Our current pump has been built to test what we believe to be our novel approach to insulin pumps. By providing a pump that we believe will establish industry standards in terms of technology, simplicity to understand, ease of use and price, we believe our MODD 1 pump will offer the vast majority of benefits afforded by more expensive and complex pumps, but it will remain accessible to a substantially greater percentage of diabetes sufferers requiring daily insulin therapy.

We believe people generally will not use technology that intimidates them, especially for a life-sustaining therapy. In addition, we believe that physicians are hesitant to prescribe such technology due to the level of training and support required with the present pump product offerings. It is our belief that broadly-needed medical products, such as is intended with our proposed pump, must be user-friendly and affordable. We believe this approach is fundamentally different from that applied to the existing pump market today, where most pumps are continuously adding complex features appealing to super users and leaving the other people with diabetes further behind.

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

Based on the substantial experience of Paul DiPerna, our President, Chief Financial Officer, Treasurer and Chairman of our board of directors, in engineering design and innovative technology in the medical device industry and, in particular, with the invention, market vision and technical development of insulin pumps, we have generated proprietary technology that has been incorporated into our proposed insulin pump. We believe this technology allowing for a two-part, yet small enough to wear, pump product, along with simplified mechanics for pumping, has greatly assisted us in creating a simpler, user-friendly pump. We believe the completed design, engineering and technology being incorporated into our pump will make it substantially simpler and more affordable than those currently available. These features, together with the safety and reliability of our proposed pump, are designed to create the next generation of insulin pumps that will feature important and well-differentiated attributes compared to those currently available and make it available to consumers across mostly all socioeconomic groups in the United States and around the world.

●	Keep costs low during our design and development process.

To attempt to ensure that we have sufficient funds to design, develop, and obtain all required regulatory approvals for our proposed insulin pump without having to sacrifice quality and efficiency, we intend to maintain a tight budget and limit expenditures where possible. We believe this will be possible because of the extensive knowledge and experience of Mr. DiPerna, not only in the diabetes industry and more specifically in the insulin pump device market, but also his experience in designing and developing insulin pumps and other medical devices and his ability to manage a small, focused development team. We currently expect that various other expenses, such as sales and marketing costs, will not be incurred until such time as regulatory clearances are obtained.

Commercialization Strategy: Overcoming the Insurance Hurdles

Our goal is to establish MODD1 as the best option for new pump patients as we expand the market into the Almost Pumpers (Type 1 and Type 2) and newly motivated CGM users. We seek to grow the market by providing first-line insulin pump therapy that is well suited to meet the needs of both diabetes patients requiring insulin and their clinicians.

●	We believe that MODD1 is approximately 50% less expensive to manufacture than Omnipod. This low cost allows us to spend more on patients and sampling. We believe that this will save money for payers because we expect to offer the pump with no upfront cost to patients. Expected benefits of MODD1 include:

o	20% discount vs Insulet will drive preferred status;

o	Designed to use pharmacy benefit manager, or PBM, codes as a disposable;

o	No new code needed to be reimbursed at launch because MODD1 will be able to use existing U.S. Center for Medicare and Medicaid Services, or CMS, codes; and

o	Saves insurance provider an estimated $1,062 per patient per year vs Omnipod, as we will offer providers discounts from the existing reimbursement code.

●	The MODD1 will be sampled and given to patients by a doctor or diabetes nurse educator at the time of the patient visit. When a patient is motivated to make change, our starter kit will make it easy for the clinician to initiate the new therapy with training and appropriate supplies that same day. We seek to eliminate the currently challenging “insurance journey” and product acquisition timeline and significantly reduce training time for the busy clinician, which we believe are all major hurdles to pump adoption. We intend to add significant telehealth support to help the patient throughout adoption and use and to facilitate greater collaboration between patients and their physicians.

Europe represents another large potential market for MODD1, as approximately 60 million people in Europe live with diabetes. Approximately $161 billion is spent annually on diabetes healthcare costs in Europe based on data from a Seagrove Partners 2023 study. At present, cost containment is restricting pump uptake across Europe. Current pump usage hovers between 10% and 20% in many markets. Single payor healthcare systems across Europe traditionally attempt to contain costs in the short term and seek low price technologies with moderate medical benefits. We anticipate MODD1 will offer a rebalance of this risk/reward strategy in that payors will incur only minor incremental short-term costs with the benefit of longer -term cost savings associated with reliable pump use. We intend to employ a partnership strategy across Europe following in-house managed regulatory and pricing activities in the major markets (e.g., UK) and more cost receptive markets (e.g., Nordics). We have begun the approval process for Europe and are targeting European and United Kingdom approval towards mid 2025.

Marketing

MODD1 tackles the most significant barriers to pump use-access and affordability-and makes it easier for clinicians, caregivers and individuals to manage diabetes care. We believe that MODD1 will be the only insulin pump that patients can take home immediately from the doctor’s office. Our commercialization plan will drive adoption and is designed to expand the market and is intended to do the following:

●	Maximize adoption with a comprehensive frictionless launch program. We will seek to decrease the level of reimbursement effort and cost to encourage health care providers, or HCPs, to offer our pumps and encourage patient trials. Our product reduces the technical hurdles to widen appeal, encourage new starts and increase adherence. We will encourage patients utilizing MDI therapy to make the switch to the pump earlier in their treatment, ideally right at diagnosis. For those who want or need more control, a key point is that a simple button push to administer insulin is much easier than delivering an injection.

●	Leverage technology to support sales and new patient acquisition. We intend to set up technology-enabled sales teams backed with a full omnichannel program to drive awareness and trial with HCPs and patients. We will focus on educating providers that our product candidate is simple to teach and easy to support making it an ideal front line offering.

●	Facilitate patient trials. To facilitate patient trials, we intend to:

o	Provide a free sample pump, insurance verification, co-pay coupons and telehealth support, as may be allowed under federal and state law, to patients thereby reducing outlay of time and money; and

o	Partner with multiple educational and pharmacy channels to support rapid adoption and support of patients.

●	Leverage MODD1 300-unit chamber to increase adoption with Type 2 patients. We believe MODD1 has a major advantage over existing patch pumps in that the chamber carries enough insulin to meet the high doses many Type 2 patients need. We intend to promote this advantage and capture a significant share of the existing Type 2 pump users, as well as new starts.

●	Work with key organizations and policy makers to pave the way for greater access to pumps. We will promote MODD1 technology among the underserved, who are typically low users of health technology. We will identify individuals, patient organizations, professional societies, and policy and diversity and inclusion organizations that are critically important to the adoption of new technologies in the diabetes space and build relationships with these influential stakeholders.

●	Initiate a clinical study program (with key diabetes centers) We intend to provide additional clinical support for MODD1 in special patient types and clinical setting. After obtaining 510(k) clearance, we intend to conduct a soft launch and clinical research program in major markets to pave the way for the full launch, which is expected to commence in early 2025. We will work with our advisors and key diabetes associations to educate the community about the MODD1. In addition, we will conduct clinical studies to develop competitive claims and market expansion.

●	Work with major health plans to establish MODD1 as the first line pump for Type 2 patients. We believe MODD1 will be payor preferred for both Type 1 and Type 2 patients. It was designed to attain preferential reimbursement and avoid the coverage pitfalls many other pumps have experienced.

o	Payors want an effective product whereby the users realize the clinical benefit. We intend to launch with a discount program for payors of 20% to drive uptake.

o	Designed to use existing PBM codes as a disposable

o	No new reimbursement code: Reimbursed at launch

Tie-in with telehealth.

In recent years, telehealth has gone mainstream, and patients and providers have become comfortable with it. There are less than 4,000 patient-facing endocrinologists in the United States. The treatment of diabetes will be significantly enhanced with telehealth to drive more volume and clinical enhancements through their practices. Telemedicine is a force multiplier for a small group of doctors to better serve a large market. MODD1 was designed to be affordable enough for free sampling and trial, and simple enough for self-guided user training. We believe that by combining telehealth support with MODD1, we will decrease the burden of diabetes care and improve the lives of people with diabetes.

Soft Launch

We intend to initiate a “soft launch” following FDA clearance of the MODD1 device. Our plan is to select a group of clinicians who are well trained, experienced and have the support infrastructure to take on initial patients and monitor them carefully to provide clinical feedback on our performance to further refine our product and the support infrastructure prior to full commercial launch. Many of these clinicians will have been those who assisted in the development of the MODD1 offering.

We intend to continue to modify, refine and finalize our system to best meet:

●	The general needs and preferences of our Almost Pumper target market based upon our knowledge of the diabetes industry and information available and/or obtained by us from Almost Pumpers and their caregivers; and

●	The general guidelines of third-party payors, private and public insurance companies, preferred provider organizations and other managed care providers with particular focus on the guidelines established by CMS, which administrates the United States Medicare program. To assist us in making such modifications and refinements, we have retained independent consultants to focus on ensuring that our product candidate satisfies the existing coverage and reimbursement criteria of such third-party payors.

Manufacturing

Our pump product comprises the pump, a disposable cartridge that holds the insulin reservoir, a baseplate that affixes the pump product to the user’s body and the infusion set, which includes a cannula to infuse the insulin into the body. We intend to manufacture the pump, the cartridge and the baseplate and purchase the infusion set from third parties. Prior to shipment, our pump product will be packaged with an infusion set. In connection therewith:

●	We have installed automation machines in our facility that will be capable of assembling the cartridges at a rate sufficient to supply 6,000 patients (60,000 cartridges per month), and we are in the process setting up a second line to double this capacity.

●	Product packaging will initially be performed manually by our personnel, while the cartridge automation is being refined. We expect to purchase and implement packaging automation equipment as the second phase of automation of the cartridge.

●	The infusion sets will be purchased from a third-party supplier to cost-effectively introduce our product and focus on our core expertise.

We have commenced working with Phillips-Medisize to prepare for the transfer to its facility. We expect to transfer the cartridge automation equipment to this contract manufacturer in mid 2024 to verify and validate into its manufacturing process. Phillips Medisize would then perform all manufacturing operations to ensure compliance with FDA regulations.

FDA Clearance

The FDA requires us to meet all applicable regulations for insulin pumps, a subcategory of infusion pumps, which are generally considered Class II devices by the FDA. In January 2024, we submitted a 510(k) premarket notification to the FDA for our MODD1 insulin pump. In March 2024, we received comments from the FDA, and we are in the process of responding to those comments.

Commercialization Steps

To commercialize our product, we must successfully complete a number of material steps, including:

●	Continue to ensure it meets:

o	FDA requirements for 510(k) clearance, including taking such actions, if any, as may be required by the FDA as a condition to granting approval and providing 510(k) clearance for our insulin pump;

o	the general needs and preferences of our Almost-Pumper target market based on our knowledge of the diabetes industry, information gathered from our soft launch and other information available and/or obtained by us from Almost Pumpers and their caregivers; and

o	the general guidelines of third-party payors, private and public insurance companies, preferred provider organizations and other managed care providers with particular focus on the guidelines established by the Center for Medicare and Medicaid Services, or CMS which administers the United States Medicare program, or Medicare. To assist us in making such modifications and refinements, we have retained independent consultants to focus on ensuring that our product candidate satisfies the existing coverage and reimbursement criteria of such third-party payors.

●	Transfer our manufacturing equipment and process to Phillips-Medisize prior to product launch; and

●	Hire and retain appropriate sales and marketing personnel to develop, implement and launch a promotional campaign for our insulin pump substantially focused on our target market.

As with any medical device attempting to enter and successfully compete with existing products in an established and competitive marketplace, we will face significant hurdles to accomplish the above steps to commercialization including:

●	Obtaining FDA 510(k) clearance to market and sell our insulin pump to the public;

●	Obtaining any other FDA-required authorizations with regard to our product, as required by the Federal Food, Drug, and Cosmetic Act, or FDCA, which is administered by the FDA;

●

Educating endocrinologists, physician’s assistants, nurse practitioners and nurse educators, who typically prescribe pump usage, and certified diabetes educators and dieticians, who provide education and guidance to diabetes patients, as to what we believe to be the superior qualities of our product candidate. We will continue to exhibit at the Association of Diabetes Care & Education Specialists, or ADCES, conference annually;

●	Demonstrating to select general practitioners, who have historically been skeptical of the heightened support inherent in insulin pumps, our product candidate’s ease of use and convenience;

●	Ensuring that our final product does, in fact, meet the needs of Almost Pumpers;

●	Overcoming the historic obstacles and reluctance of Almost Pumpers to using insulin pumps to treat their diabetes; and

●	Ensuring that third-party payors agree to cover all or a substantial portion of the purchase price and recurring costs of the use of our insulin pump.

Looking Forward

Going forward, we expect to continue to evolve the MODD1 pumps and their capabilities and functionality both in response to patient needs and as part of our current platform roadmap.

●	With our future MODD1+ product, we intend to seek to add phone-based control and Alternative Controller Enabled (“ACE”) and Automated Insulin Deliver (“AID”) capability to allow integration with popular continuous glucose monitors. We believe this will expand our available market to include many existing pumpers. The new model has the same modular design and low-cost components as MODD1 and provides a much desired breakthrough for patients - two-factor command authentication that allows the wearer to use an application on his/her cell phone as the controller.

●	AID control functionality is being developed and will be added via an ACE designation on the pump.

●	Any approved AID controller can drive insulin delivery in “auto” mode, when appropriate.

●	CGM integration allows the controller to potentially adjust basal insulin rate for meals and exercise with an approved algorithm.

●	With our future MODD2 product, we will seek to move to a full-featured, multi-chamber pump optimized for high time-in-range fully autonomous close loop insulin delivery utilizing the form factor and cost advantages of its pumping designs to create an affordable, easy to use drug delivery system to realize the aspiration of true “artificial pancreas” systems. We envision moving to a drug prefill model, such that cartridges can be filled with insulin or other drugs and shipped cold chain to patients, further simplifying the use process.

Competition

Today, in the United States, only three companies are commercializing insulin pumps to T1D patients and insulin treated T2D patients and have significant market share:

●	Medtronic - commercializes the durable Minimed 770G and also offers older durable pumps (670G, 630G etc.). In 2020, they held approximately 51% of the US insulin pump market.

●	Tandem - commercializes the durable t:slim X2 pump (with or without algorithms - Basal-IQ and Control-IQ). In 2020, they held approximately 28% of the US insulin pump market.

●	Insulet - commercializes the disposable Omnipod patch pump with approximately 19% of the US market in 2020.

Medtronic pump and infusion set	Tandem pump and infusion set

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

All of these pump products require extensive training to initiate and two to four hours per day to use and manage on an ongoing basis. We believe this level of sophistication and effort combined with the cost and awkwardness of these products contribute to the limited uptake.

Although there are purely mechanical pumps available to patients with a small percentage of T2D patients using the Mannkind V-Go patch pump, a fixed basal rate and a button to deliver small boluses. This pump is simple to use, though gives little performance decision to the user (e.g., no possibility to change the basal rate, no possibility to stop bolus doses, small reservoir, pump that needs to be changed every day, etc.). The last available patch pump is provided by Cequr, called Simplicity, a bolus only delivery option without basal delivery. Beta Bionics, Inc. and Deka Research and Development Corp. have received clearance for their tube-based pumps in the last 12 months, but it is too early to assess their commercial traction.

Medtronic has launched a new version of its insulin pump, the Minimed 780G, already available in some European countries with an advanced algorithm, but no obvious change in hardware. Tandem is now selling a small, no display pump called Mobi. The Mobi has a small 2mL reservoir and is controlled by a separate unit, similar to the current Omnipod product. Insulet has also launched the Omnipod 5, a similar patch pump to its current offering, that includes an AID algorithm.

Approximately 79% of the people who rely upon MDI therapy choose to not administer a shot outside of their house, which creates a poorly controlled group. MODD1 is designed to focus upon a segment of these people and mobilize them via a simple, easy to use, affordable product.

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

As of March 31, 2024, we held four U.S. utility and no foreign patents, and we also held 22 pending applications in the United States and abroad. The patents and patent applications cover various aspects of our technology, including our proprietary fluid movement technology and associated features of our insulin delivery methodology. There can be no assurance that the pending patent applications will result in the issuance of patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage.

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

We have developed an insulin pump delivery system, which is regulated by the FDA as a medical device under the FDCA, as implemented and enforced by the FDA. The FDA regulates the development, testing, manufacturing, labeling, packaging, storage, installation, servicing, advertising, promotion, marketing, distribution, import, export, and market surveillance of medical devices.

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

The de novo classification process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its device to Class I or Class II, on the basis that the device presents low or moderate risk, as an alternative to following the typical Class III device pathway requiring the submission and approval of a PMA application. With our submission in January 2024, the FDA has confirmed our MODD 1 qualifies as a 510(k) eligible device and does not require a de novo classification.

Clinical trials are almost always required to support PMAs and are sometimes required to support 510(k) and de novo classification submissions. In our case, usability studies of our intended users are required and have been completed. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations that govern investigational device labeling, prohibit promotion of investigational devices, and specify recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, the agency requires the study sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies the sponsor that the investigation is on hold and may not begin until the sponsor provides supplemental information about the investigation that satisfies the agency’s concerns. If the FDA determines that there are deficiencies or other concerns with an IDE that require modification of the study, the FDA may permit a clinical trial to proceed under a conditional approval. The FDA may also notify the sponsor that the study is approved as proposed or approved with specific requested modification. Furthermore, the agency may withdraw approval of an IDE under certain circumstances. In addition, the study must be approved by, and conducted under the oversight of, an institutional review board, or IRB, for each clinical site. If the device presents a non-significant risk to the patient according to criteria established by the FDA as part of the IDE regulations, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate authorization from the FDA, but must still comply with abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

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

Federal Trade Commission Regulatory Oversight

Our advertising for our products and services will be subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (the “FTC”) as well as comparable state consumer protection laws. Under the Federal Trade Commission Act (the “FTC Act”), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.

Healthcare Law and Regulation

United States

If our MODD1 product or our other future product candidates are approved in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. These laws include the following:

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

The Medical Device Regulation became applicable on May 26, 2021. Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2026. The Medical Devices Regulation, among other things:

●	strengthens the rules on placing devices on the market and reinforces surveillance once they are available;

●	establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

●	improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

●	sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and

●	strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

Employees

As of March 31, 2024, we had 40 employees all of whom are located in the United States and 39 of whom are full-time, consisting of 36 in research and development and manufacturing operations and 4 in general and administrative functions.

ITEM 1A. RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Annual Report on Form 10-K.

We might not be able to continue as a going concern.

Our consolidated financial statements as of March 31, 2024 have been prepared under the assumption that we will continue as a going concern twelve months from the date of issuance of this Report. At March 31, 2024, we had cash and cash equivalents of $9.2 million and an accumulated deficit of $65.9 million. In February 2024, we completed a public offering of common stock for net proceeds to us of approximately $10.3 million. In May 2023, we completed a public offering of common stock and warrants for net proceeds to us of approximately $9.7 million. Even with these offering proceeds, we do not believe that our cash and cash equivalents would be sufficient to fund our operations for the period of 12 months from the date of issuance of this report, and we would need to raise additional capital. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

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

As a development-stage enterprise, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses in each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. For the years ended March 31, 2024 and, 2023, we incurred net losses of approximately $17.5 million and $13.9 million, respectively. As a result, we need to raise additional capital in the future, which may or may not be available to us at all or only on unfavorable terms.

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

The discovery, development, and commercialization of new medical devices, such as our insulin pump, entails significant costs. We have completed the engineering and mechanical development of our insulin pump and cartridge, and submitted the product to the FDA for clearance. In addition, we have also implemented a production-level manufacturing process, including purchasing required equipment for low-level manufacturing. We will continue to refine our insulin pump to, among other things, meet the general needs and preferences of the Almost Pumper marketplace and the guidelines of third-party payors. To enable us to accomplish these and other related items and continue to operate our business, we will need to raise substantial additional capital and/or enter into strategic partnerships or joint ventures to enable us to:

●	seek European regulatory approvals with appropriate clinical studies;

●	expand and continue to improve our manufacturing and commercialization capabilities;

●	develop, test, and, if approved, market our product candidate;

●	acquire or license additional internal systems and other infrastructure; and

●	hire and support additional management, administrative, sales and marketing, and technical personnel.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are not able to secure additional equity funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our post-market clinical studies, development programs or future commercialization initiatives. In addition, any additional equity funding that we do obtain will dilute the ownership held by our existing equity holders. The amount of this dilution may be substantially increased if the trading price of our common stock is lower at the time of any financing. Regardless, the economic dilution to stockholders will be significant if our stock price does not increase significantly, or if the effective price of any sale is below the price paid by a particular stockholder. Any debt financing that we obtain in the future could involve substantial restrictions on activities and creditors could seek a pledge of some or all of our assets. We have not identified potential sources for such financing that we will require, and we do not have commitments from any third parties to provide any future debt financing. If we fail to obtain funding as needed, we may be forced to cease or scale back operations, and our business, prospects, results of operations, financial condition and stock price would be adversely affected.

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

Before we can market a new medical device, such as our insulin pump, we must first receive clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the “FDCA.” In the 510(k) clearance process, before a device may be marketed, the FDA must determine that such proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to a premarket approval (PMA) and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. In January 2024, we submitted a 510(k) premarket notification to the United States Food and Drug Administration (“FDA”) for our MODD1 insulin pump.

Certain future modifications made to our product candidate, which we currently expect to be cleared through 510(k), may require a new 510(k) clearance. The 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes less than 12 months, but it can last longer. Despite the time, effort and cost, a device may not be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory authorizations could harm our business, including our ability to commercialize our product candidate and our stockholders could lose their entire investment. Furthermore, even if we are granted the required regulatory authorizations, such authorizations may be subject to significant limitations on the indicated uses for the device, which may limit the market for our product candidate.

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

We expect to compete against large medical device companies, such as Medtronic, Inc., Tandem Diabetes Care, Inc. and Insulet Corporation, smaller companies that are collaborating with larger medical device companies, new companies, academic institutions, government agencies and other public and private research organizations. These competitors, in nearly all cases, produce similar products relative to the treatment of diabetes and have substantially greater financial resources than we do. Our competitors also have significantly greater experience in:

●	developing medical device and other product candidates;

●	undertaking testing and clinical studies;

●	building relationships with key customers and opinion-leading physicians;

●	obtaining and maintaining FDA and other regulatory approvals;

●	formulating and manufacturing medical devices;

●	launching, marketing and selling medical devices;

●	providing management oversight for all of the above-listed operational functions; and

●	obtaining insurance coverage and reimbursement for their competitive products.

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

The development and sale of our insulin pump exposes us to the risk of significant damages from product liability and other claims, and the use of our product in clinical studies may result in adverse effects from liability claims. We cannot predict all the possible harms or adverse effects that may result. We intend to obtain product liability insurance to provide some protection from claims. Nonetheless, we may not have sufficient resources to pay for any liabilities resulting from a personal injury or other claim, even if it is partially covered by insurance. In addition to the possibility of direct claims, we may be required to indemnify third parties against damages and other liabilities arising out of our development, commercialization and other business activities, which would increase our liability exposure. If third parties that have agreed to indemnify us fail to do so, we may be held responsible for those damages and other liabilities as well.

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

Clinical trials are almost always required to support a PMA application and may also be required to support 510(k) submissions although at this time ours does not require a PMA. If the device presents a “significant risk” to human health as defined by the FDA, the FDA requires the study sponsor to submit an investigational device exemption (“IDE”) application and obtain IDE approval prior to commencing human clinical trials. The IDE must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. An IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies the sponsor that the investigation is on hold and may not begin until the sponsor provides supplemental information about the investigation that satisfies the agency’s concerns. The FDA may also notify the sponsor that the study is approved as proposed. If the FDA determines that there are deficiencies or other concerns with an IDE that require modification of the study, the FDA may permit a clinical trial to proceed under conditional approval. Furthermore, the agency may withdraw approval of an IDE under certain circumstances. Clinical trials for a significant risk device may begin once an IDE is approved by the FDA and the appropriate Institutional Review Board (“IRB”) at each clinical trial site. If the product is deemed a “non-significant risk” device, IDE approval from the FDA would not be required, but the clinical trial would need to meet other requirements including IRB approval. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy. A clinical trial may be suspended by the FDA or at a specific site by the relevant IRB at any time for various reasons, including a determination that the risks to the trial participants outweigh the benefits of participation in the clinical trial. Even if a clinical trial is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device or may be equivocal or otherwise not be sufficient for us to obtain approval of our product.

Our success depends substantially upon our ability to obtain and maintain intellectual property protection relating to our product candidate and research technologies.

We have applied to the U.S. Patent and Trademark Office (the “USPTO”) and various foreign patent agencies for patents on our proprietary fluid movement technology and our insulin delivery methodology. To date, the USPTO has granted four patents to us, and we have additional applications pending and in various stages of review by the USPTO and foreign patent agencies. There can be no assurance that we will be issued additional patents by the USPTO or foreign patent agencies and that any of our patents will prevent other companies from competing with us. We will continue to attempt to patent our innovations, as appropriate, to help ensure a sustainable competitive advantage.

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

Drug pricing continues to be a subject of debate at the executive and legislative levels of U.S. government. The American Rescue Plan Act of 2021 eliminated the statutory cap on rebates that drug manufacturers pay to Medicaid beginning January 1, 2024. With the elimination of the rebate cap, manufacturers may be required to compensate states in an amount greater than what the state Medicaid programs pay for the drug. Additionally, the Inflation Reduction Act of 2022 contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. The Inflation Reduction Act of 2022 could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect of Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known.

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

Inventions discovered in the course of performance of contracts with third parties or contractors may become jointly owned by such third-party contractors and us, in some cases, and the exclusive property of one of us, in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention or whether it is jointly owned, and disputes could arise regarding ownership or use of those inventions or jointly developed improvements thereto. Other disputes may also arise relating to the performance or alleged breach of our agreements with third parties. Any disputes could be costly and time-consuming, and an unfavorable outcome could have a significant adverse effect on our business.

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

Third parties might attempt to gain unauthorized access to our network or seek to compromise our insulin pump product.

Our business is dependent on the security and efficacy of our networks and computer and data management systems, and we rely on our internal computer networks for many of the systems we use to operate our business generally. From time to time, we may face attempts by others to gain unauthorized access through the Internet or otherwise or to introduce malicious software to our information technology systems. We or our products may be a target of computer hackers, organizations or malicious attackers who attempt to:

●	gain access to our network;

●	steal proprietary information related to our business, products and employees; or

●	interrupt our systems.

From time to time, we may encounter attempts at gaining unauthorized access to our network, and we periodically run security checks. While we seek to detect and investigate unauthorized attempts and attacks against our network and products of which we become aware, and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes to our products, we remain potentially vulnerable to additional known or unknown threats. In addition to intentional security breaches, the integrity and confidentiality of Company and customer data and our intellectual property may be compromised as a result of human error, product defects, or technological failures. Different geographic markets may have different regulations regarding data protection, raising potential compliance risks. Further, retaliatory acts by foreign governments or terrorist organizations in response to policies of the United States government could include cyber attacks that could disrupt the economy more generally or that could also impact our operations directly or indirectly.

Any failure or perceived failure by us or our service providers to prevent information security breaches or other incidents or system disruptions, or any compromise of security that results in or is perceived or reported to result in unauthorized access to, or loss, theft, alteration, release or transfer of, our information, or any personal information, confidential information, or other data could result in loss or theft of proprietary or sensitive data and intellectual property, could harm our reputation and competitive position and could expose us to legal claims, regulatory investigations and proceedings, and fines, penalties, and other liability. Any such actual or perceived security breach, incident or system disruption could also divert the efforts of our personnel, and could require us to incur significant costs and operational consequences in connection with investigating, remediating, eliminating and putting in place additional tools, devices, policies, and other measures designed to prevent actual or perceived security breaches and other incidents and system disruptions, and in, for example, rebuilding internal systems, reduced inventory value, providing modifications to our products and services, defending against claims and litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause, and to notify individuals, regulatory authorities and others of security breaches involving certain types of data.

Further, we cannot assure that any limitations of liability provisions in our current or future contracts that may be applicable would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. We also cannot be sure that any insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover claims related to a security breach or incident, or that the insurer will not deny coverage as to any future claim. The successful assertion of claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

As of March 31, 2024, our executive officers, directors and certain persons, who may be deemed affiliates, beneficially owned approximately 24% of our issued and outstanding common stock. Specifically, James Besser, our chief executive officer, and Morgan Frank, a member of our board of directors, were the beneficial owners of approximately 13% of our outstanding common stock. As a result, such persons may exercise substantial influence over the outcome of corporate actions requiring stockholder approval including, without limitation, the election of directors, certain mergers, consolidations and sales of all or substantially all of our assets or any other significant corporate transactions. Such persons may also vote against a change of control, even if such a change of control would benefit our other stockholders. Thus, investors in our common stock cannot reasonably expect to have any influence over the election of our directors or other matters submitted to a vote of our stockholders. Instead, our existing significant stockholders may exert a substantial influence on the election of our directors and any actions requiring or otherwise put to a stockholder vote, potentially in a manner that you do not support. The concentrated amount of control over our affairs held by a relatively few significant investors could serve to reduce the attractiveness or liquidity of our common stock, and thereby depress its trading price. Additionally, conflicts of interest may arise between these executive officers, directors and other affiliates, on the one hand, and us and our other stockholders, on the other hand. In resolving these conflicts of interests, these investors may favor their own interests and the interests of their affiliates, over the interests of our other stockholders, which could cause a material adverse effect on our business, prospects, financial condition and results of operations.

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

Furthermore, Section 404 of the Sarbanes-Oxley Act and related regulations require our management to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Based on its evaluation, our management concluded that our internal controls over financial reporting were effective as of March 31, 2024. We cannot provide assurance that, in the future, a material weakness or significant deficiency will not exist or otherwise be discovered. If that were to happen, it could harm our operating results and cause stockholders to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our securities.

Sustained inflation could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Inflation rates in the United States have remained high and may continue to rise. Inflation over the last several months has led us to experience higher costs, including, among others, labor and transportation. Some of our suppliers have raised their prices and may continue to raise prices, and, assuming we achieve FDA clearance and commence commercialization of our product, in the future, we may not be able to make corresponding price increases to obtain adequate gross margins and achieve profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

Item 1C. CYBERSECURITY.

We believe a robust and proactive approach to cybersecurity risks and threats is essential to achieving our strategic business objectives and protecting our business. We may face a wide range of cybersecurity threats, such as ransomware and denial-of-service attacks. Our customers, suppliers and other business partners may also face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these third parties could have a material adverse effect on our business and results of operations. Due to the risks that cybersecurity threats can pose to our business, we intend to continually evaluate best practices and methods, including cyber defense systems and training programs, to protect our business from a wide range of potential threats.

We continue to evaluate our cybersecurity control processes and procedures to address the evolving cybersecurity risks that we may face in an increasingly technically capable environment. We are implementing policies to educate and provide guidance to our personnel, including awareness programs and other related cybersecurity best practices. We plan to conduct technical risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. We also plan to conduct programmatic risk assessments, including identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. Following these risk assessments, we will evaluate: i) whether and how to implement, and maintain reasonable safeguards to minimize identified risks, ii) how to reasonably address any identified gaps in existing safeguards; and how to regularly monitor the effectiveness of our safeguards. As we are a small pre-revenue company, we currently outsource our information technology (IT) functions to a third party. Working with the outsourced IT firm, our president will manage the risk assessment and mitigation process. Third parties will play an important role in our cybersecurity program. We intend to engage third-party service providers to conduct evaluations of our security controls, including penetration testing and consulting on best practices. The third-party services include testing both the design and operational effectiveness of security controls. This dependence exposes us, along with others who use such service providers, to the impact of a cyber-attack on their service providers. It is possible for a cyber-attack at a third-party service provider to have a significant financial, operational, or reputational impact to us. To reduce the effective impact to us of a cyber-attack on a third-party service provider, we intend to monitor the risks associated with our service providers through periodic review of these providers’ cybersecurity programs.

Our board of directors, through its audit committee, oversees our processes for identifying and mitigating risks, including cybersecurity risks. Management will periodically brief the audit committee and/or the board of directors on our cybersecurity and information security policies and plans. Our board of directors will be apprised of cybersecurity incidents deemed to have a moderate or higher business impact, and we will provide updates on management’s incident response plan for addressing and mitigating any impacts and risks associated with such an incident. We intend to develop a formal incident response plan, which sets forth the steps to be followed from incident detection and assessment to mitigation, recovery and notification and reporting within our organization and to our board of directors.

For additional information regarding whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Report, including the risk factor entitled “Third parties might attempt to gain unauthorized access to our network or seek to compromise our insulin pump product.”

ITEM 2. PROPERTIES

Our principal administrative, operations, and research and development functions are located in a leased facility in San Diego, California. We currently occupy approximately 24,000 square feet of space in the San Diego facility, and the lease extends through January 2027. Under the lease, in addition to the minimum lease payments, we are responsible for property taxes, insurance and certain other operating costs. We believe that our existing facility is adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “MODD.”

Authorized Capital

The Company is authorized by its Certificate of Incorporation to issue an aggregate of up to 5,000,000 shares of preferred stock, $0.001 par value per share, and 100,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2024, zero and 32,463,670 shares of preferred stock and common stock, respectively, were issued and outstanding.

Holders of Record

As of March 31, 2024, we had 69 stockholders of record. The actual number of stockholders is greater than this number of stockholders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding securities issued by us within the past two years that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such issuances, and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Director Compensation

On each of March 31, 2024, December 30, 2023, and June 30, 2023 we issued 6,375 shares of our common stock to four of our non-employee directors in accordance with our Outside Director Compensation Plan (the “Director Plan”). On September 30, 2023, we issued 6,265 shares of our common stock to four of our non-employee directors in accordance with the Director Plan. On March 31, 2023, December 30, 2022 and September 30, 2022, we issued 6,375 shares of our common stock to four of our non-employee directors in accordance with the Director Plan. On August 8, 2022, we issued 5,000 shares of our common stock to two of our non-employee directors in accordance with the Director Plan. On June 30, 2022, we issued 2,664 shares of our common stock to two of our non-employee directors in accordance with the Director Plan.

Service Providers

In August 2023, we issued 1,429 shares of our common stock to a service provider. In March 2023, we issued 10,000 shares of our common stock to a service provider. In March 2023, we issued 478 shares of our common stock to a service provider. In February 2023, we issued 438 shares of our common stock to a service provider. In May 2022, we issued 348 shares of our common stock to a service provider.

2022 Placement

In May 2022, we issued warrants in a private placement to purchase an aggregate of 1,438,202 shares of common stock at an exercise price of $6.60 per share. The warrants were exercisable six months from the date of issuance and have a five-year term from the date the warrants become exercisable.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

We are a pre-revenue medical device company focused on the design, development and commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of a novel two-part patch pump, our initial product, the MODD1, we seek to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care that presently-available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, we seek to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets. In January 2024, we submitted a 510(k) premarket notification to the United States Food and Drug Administration (“FDA”) for our MODD1 insulin pump. In March 2024, we received comments from the FDA, and we are in the process of responding to those comments.

In February 2024, we completed a firm commitment underwritten offering and issued and sold to the underwriter 9,090,910 shares of our common stock at a price of $1.10 per share (the 2024 Offering). We received aggregate proceeds of approximately $10,000,000 before deducting underwriting discounts and commissions and other offering expenses. We also granted the underwriter a 30-day option to purchase up to an additional 1,321,989 shares of common stock to cover over allotments, if any. In March 2024, the underwriter exercised this option in full and purchased the additional securities for additional aggregate proceeds to us of approximately $1,454,000, before deducting underwriting discounts and commissions and other offering expenses.

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

Wars and acts of terrorism have led to further economic disruptions. Mounting inflationary cost pressures and recessionary fears have negatively impacted the global economy. Since mid-2022, at times, the U.S. Federal Reserve has addressed elevated inflation by increasing interest rates, as inflation remains elevated. While we were recently able to access the capital markets, in the future, we may be unable to access the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

For additional information on risks that could impact our future results, please refer to “Risk Factors” in Part I, Item 1A of this Report.

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

Research and Development

	Years ended March 31,		Year-over-Year Change
	2024	2023	2024 to 2023
Research and development	$12,880	$9,062	$3,818	42.1%

Our research and development, or R&D, expenses include personnel, consulting, testing, materials and supplies, depreciation and amortization and other operational costs associated with the pre-FDA clearance production of our insulin pump product. We expense R&D costs as they are incurred.

R&D expenses increased in fiscal 2024 compared with fiscal 2023 primarily due to increases in engineering and operations personnel costs of $1.6 million, consulting costs of $0.8 million, stock-based compensation expenses of $0.5 million and materials, supplies expenditures of $0.5 million and depreciation and amortization of $0.4 million. The increase in personnel costs was attributable to increased average headcount year over year, salary increases effected during fiscal 2024, payment of a bonus implemented in fiscal 2024 related to our 510(k) submission and higher payroll taxes. Our R&D employee headcount increased to 36 at March 31, 2024 from 34 at March 31, 2023. The increase in consulting costs was primarily driven by the utilization of consultants and outside testing and other firms in support of our FDA submission in January 2024. R&D expenses included stock-based compensation expenses of approximately $1.9 million and $1.4 million for fiscal 2024 and fiscal 2023, respectively. The increase in stock-based compensation costs was primarily attributable to the granting of stock options under our bonus program for our FDA submission; these options were granted in October 2023 and expensed over an expected term of four months. We expect R&D expenses will increase in fiscal 2025, as we continue to engage third parties to support our responses to the FDA on our MODD1 510(k) submission, hire additional engineering, quality assurance, and operations personnel, bring-up our manufacturing process at our medical device contract manufacturer and commence the commercialization of our product in late fiscal 2025.

General and Administrative

	Year ended March 31,		Year-over-Year Change
	2024	2023	2024 to 2023
General and administrative	$4,649	$4,816	$(167)	(3.5)%

General and administrative, or G&A, expenses consist primarily of personnel and related overhead costs for marketing, finance, human resources, facilities and general management.

G&A expenses decreased in fiscal 2024 compared with fiscal 2023 primarily as a result of reductions in stock-based compensation expense of $0.5 million, consulting fees of $0.4 million and reduced personnel costs of $0.2 million. The decreases were partially offset by increased professional services expenses of $0.4 million, which was primarily attributable to higher investor relations and financing-related costs, facilities-related expenses of $0.3 million due to our move to a larger facility in the fourth quarter of fiscal 2023, marketing expense of $0.2 million for a participant study for our product and costs incurred for initial trade show activities. G&A expenses included stock-based compensation expenses of approximately $0.8 million and $1.3 million for fiscal 2024 and fiscal 2023, respectively. We expect G&A expenses to increase in fiscal 2025, as we expect to increase headcount, as we expand our organization and implement systems to support our anticipated growth and prepare for the commercialization of our product in late fiscal 2025.

Liquidity and Capital Resources; Changes in Financial Condition

Going Concern

As a development-stage enterprise, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with R&D activities and G&A expenses associated with our operations. For the years ended March 31, 2024 and 2023, we incurred net losses of approximately $17.5 million and $13.9 million, respectively. At March 31, 2024, we had a cash balance of $9.2 million and an accumulated deficit of approximately $66 million. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 8 of this Report are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our operating needs include the planned costs to operate our business, including amounts required to fund continued research and development activities, working capital and capital expenditures. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations. Recently, during the three months ended March 31 2024, we completed the 2024 Offering for net proceeds of approximately $10.3 million. On November 22, 2023, we entered into a Sales Agreement (the “ATM Agreement”) with Leerink Partners LLC (“Leerink”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, for aggregate gross proceeds of up to $6.5 million (subject to availability on our shelf registration statement) through an “at the market offering” program under which Leerink will act as sales agent or principal. In January 2024, we sold 153,879 shares of common stock for net proceeds of approximately $0.3 million under the ATM Agreement. We suspended sales under the ATM Agreement due to the 2024 Offering, and we may resume sales under the ATM during fiscal 2025. In addition, from December 2023 to April 2024, we received a total of approximately $0.9 million of proceeds from the exercise of common stock purchase warrants issued in a public offering we completed in May 2023. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, without limitation, our ability to successfully commercialize our product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings. If we are unable to secure additional capital timely, we may be required to curtail R&D initiatives, reduce headcount and take additional measures to reduce costs in order to conserve our cash.

Purchase Obligations

Our primary purchase obligations include purchase orders for machinery and equipment. At March 31, 2024, we had outstanding purchase orders for machinery and equipment and related expenditures of approximately $1.1 million. In December 2023, we signed a device integration agreement with a provider of connected-care and remote monitoring diabetes technology solutions. As of March 31, 2024, we had a remaining obligation under the device integration agreement of approximately $400,000 over three years for technology license fees.

Liquidity

In fiscal 2024, we used approximately $14.0 million in operating activities, which primarily resulted from our net loss of approximately $17.5 million less changes to operating assets and liabilities of approximately $0.4 million, and as adjusted for non-cash charges and gains, which included approximately $2.7 million of stock-based compensation expenses, depreciation and amortization expenses of approximately $0.4 million, and other immaterial adjustments. The changes in operating assets and liabilities primarily related to the timing of payments to vendors. In fiscal 2023, we used approximately $11.0 million in operating activities, which primarily resulted from our net loss of approximately $13.9 million plus changes to operating assets and liabilities of approximately $0.2 million, as adjusted for non-cash charges and gains, which included stock-based compensation expenses of approximately $2.7 million, approximately $0.2 million for issuance of shares of our common stock in exchange for services, depreciation and amortization expense of approximately $0.2 million and other immaterial adjustments. The changes in operating assets and liabilities primarily related to the timing of payments to vendors.

For fiscal 2024 and fiscal 2023, cash used in investing activities of approximately $1.7 million and $1.6 million, respectively, was for the purchase of property and equipment.

Cash provided by financing activities for fiscal 2024 totaled approximately $21.1 million and was primarily attributable to proceeds of approximately $20.1 million from the sale of shares of common stock in a registered direct offering and issuance of warrants to purchase common stock in private placements that closed in May 2023 and February 2024, net of underwriter fees and issuance costs, proceeds of approximately $0.7 million for the exercise of common stock purchase warrants and proceeds of approximately $0.3 from the sale of shares under the ATM agreement. Cash provided by financing activities for fiscal 2023 totaled approximately $7.4 million and was attributable to approximately $7.4 million of net proceeds from a registered direct offering of our common stock and common stock purchase warrants in May 2022, net of placement agent fees and issuance costs.

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

Stock-based compensation

We periodically issue stock options, restricted stock units and stock awards to employees and non-employees. We account for such awards based on Financial Accounting Standards Board Accounting Standards Codification (ASC) 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period, usually the vesting period. With respect to performance-based awards, we assess the probability of achieving the requisite performance criteria before recognizing compensation expense. We estimate the fair value of stock options on the date of grant using the Black-Scholes-Merton Option Pricing (Black Scholes) model which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes model. The assumptions used in the Black-Scholes model could materially affect compensation expense recorded in future periods.

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

We account for uncertain tax positions in accordance with ASC Topic 740, Income Taxes. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the consolidated statements of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - OPEN

To the Audit Committee and
Stockholders of Modular Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Modular Medical, Inc. (the “Company”) as of March 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

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

Stock-Based Compensation

As discussed in Note 5, during the year ended March 31, 2024, the Company granted options to purchase shares of its common stock to employees, directors and consultants. Management is required to analyze the fair value of each option granted and amortize it over its vesting period.

We identified the valuation of stock-based compensation as a critical audit matter due to the significant judgments made by management when developing underlying assumptions regarding the fair value of the options.

The primary procedures we performed to address this critical audit matter included:

-	We gained an understanding of Company’s processes and controls in place for determining the fair value of each granted option.

-	We evaluated the option price model management selected to determine the fair value, and analyzed the underlying data and assumptions used in the calculations.

-	We also recalculated the fair value of each option granted.

/s/ Farber Hass Hurley LLP

PCAOB Firm ID 223

We have served as the Company’s auditor since 2018.

Chatsworth, California

June 21, 2024

Modular Medical, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	March 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,232	$3,799
Prepaid expenses and other	465	147
Security deposit	—	100
TOTAL CURRENT ASSETS	9,697	4,046
Property and equipment, net	2,975	1,721
Right of use assets, net	1,135	1,478
TOTAL NON-CURRENT ASSETS	4,110	3,199
TOTAL ASSETS	$13,807	$7,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$802	$285
Accrued expenses	280	339
Short-term lease liabilities	373	355
TOTAL CURRENT LIABILITIES	1,455	979
Long-term lease liabilities	817	1,190
TOTAL LIABILITIES	2,272	2,169

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000 and 50,000 shares authorized as of March 31, 2024 and 2023, respectively; 32,464 and 10,949 shares issued and outstanding as of March 31, 2024 and 2023, respectively	32	11
Additional paid-in capital	77,432	53,524
Accumulated deficit	(65,929)	(48,459)
TOTAL STOCKHOLDERS’ EQUITY	11,535	5,076
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,807	$7,245

The accompanying notes are an integral part of these audited consolidated financial statements.

Modular Medical, Inc.

Consolidated Statements of Operations

(In thousands, except per-share data)

	Year Ended March 31,
	2024	2023
Operating expenses
Research and development	$12,880	$9,062
General and administrative	4,649	4,816
Total operating expenses	17,529	13,878
Loss from operations	(17,529)	(13,878)
Other income	61	1

Loss before income taxes	(17,468)	(13,877)
Provision for income taxes	2	2

Net loss	$(17,470)	$(13,879)
Net loss per share
Basic and diluted	$(0.78)	$(1.15)
Shares used in computing net loss per share
Basic and diluted	22,377	12,103

The accompanying notes are an integral part of these audited consolidated financial statements.

Modular Medical, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2022	10,462	$11	$43,406	$(34,580)	$8,837
Issuance of common stock in registered direct offering, net of fees and issuance costs	449	—	7,372	—	7,372
Shares issued for services	11	—	22	—	22
Issuances under equity incentive plan	27	—	86	—	86
Stock-based compensation	—	—	2,638	—	2,638
Net loss	—	—	—	(13,879)	(13,879)
Balance as of March 31, 2023	10,949	$11	$53,524	$(48,459)	$5,076
Issuance of common stock in public offerings, net of fees and issuance costs	20,552	20	20,045	—	20,065
At-the-market sales of stock, net	154	—	278	—	278
Exercise of warrants	719	1	883	—	884
Shares issued for services	2	—	1	—	1
Issuances under equity incentive plan	88	—	37	—	37
Stock-based compensation	—	—	2,664	—	2,664
Net loss	—	—	—	(17,470)	(17,470)
Balance as of March 31, 2024	32,464	$32	$77,432	$(65,929)	$11,535

The accompanying notes are an integral part of these audited consolidated financial statements.

Modular Medical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended March 31,
	2024	2023
Cash Flows from operating activities
Net loss	$(17,470)	$(13,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,701	2,724
Loss on asset disposal	21	—
Depreciation and amortization	426	152
Shares issued for services	19	203
Changes in assets and liabilities:
Prepaid expenses and other assets	(94)	(14)
Lease right-of-use assets	342	203
Accounts payable and accrued expenses	458	(200)
Change in lease liabilities	(355)	(200)
Net cash used in operating activities	(13,952)	(11,011)

Cash flows from investing activities
Purchases of property and equipment	(1,700)	(1,638)
Net cash used in investing activities	(1,700)	(1,638)

Cash flows from financing activities
Proceeds from at-the-market sales of common stock, net	278	—
Proceeds from exercise of common stock warrants	742	—
Proceeds from public and registered direct offerings, net	20,065	7,372
Net cash provided by financing activities	21,085	7,372

Net increase (decrease) in cash and cash equivalents	5,433	(5,277)
Cash and cash equivalents, at beginning of year	3,799	9,076

Cash and cash equivalents, at end of year	$9,232	$3,799
Supplemental disclosure:
Noncash investing and financing activities:
Right-of-use asset obtained in exchange for lease liability	$—	$1,561
Receivable from transfer agent for warrant exercise proceeds	$142	—
Cash paid for:
Income taxes	$2	$2

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

The Company is a pre-revenue, medical device company focused on the design, development and eventual commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of an innovative two-part patch pump, its initial product, the MODD1, the Company seeks to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care requiring considerable motivation that presently available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, the Company seeks to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets. In January 2024, the Company submitted a 510(k) premarket notification to the United States Food and Drug Administration (FDA) for the MODD1. In March 2024, the Company received comments from the FDA on its submission, and the Company is in the process of responding to those comments.

Liquidity and Going Concern

The Company expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and subsequent commercialization of its product. The Company expects that its research and development and general and administrative expenses will continue to increase, and, as a result, it will eventually need to generate significant revenue to achieve profitability. The Company’s expected operating losses and cash burn raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on these consolidated financial statements for the year ended March 31, 2024, expressed substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise additional capital, through the sale of additional equity or debt securities, to support its future operations. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. In, May 2023 and February 2024, the Company completed public offerings of its common stock and warrants.

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

General and Administrative

General and administrative expenses consist primarily of payroll and benefit costs, rent, stock-based compensation, legal and accounting fees, and facility and other administrative expenses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash held in demand deposit accounts. The Company maintains its cash at high credit quality financial institutions within the United States, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to limits of approximately $250,000. No reserve has been made in the financial statements for any possible loss due to financial institution failure.

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

Wars and acts of terrorism have led to further economic disruptions. Mounting inflationary cost pressures and recessionary fears have negatively impacted the global economy. Since mid-2022, at times, the U.S. Federal Reserve has addressed elevated inflation by increasing interest rates, as inflation remains elevated. While the Company was recently able to access the capital markets, in the future, the Company may be unable to access the capital markets, and additional capital may only be available to the Company on terms that could be significantly detrimental to its existing stockholders and to its business.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in demand deposit and money market accounts, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Property and Equipment

Property and equipment are recorded at historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Depreciation is recorded in operating expenses in the consolidated statements of operations. Leasehold improvements and assets acquired through finance leases are amortized over the shorter of their estimated useful life or the lease term, and amortization is recorded in operating expenses in the consolidated statements of operations. Construction-in-process includes machinery and equipment and is stated at cost and not depreciated. Depreciation on construction-in-process commences when the assets are ready for their intended use and placed into service.

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

Leases

The Company’s right-of-use assets consist of leased assets recognized in accordance with Financial Accounting Standards Board (FASB) ASC No. 842, Leases, which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and the lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term in the consolidated statement of operations and comprehensive loss. The Company determines the lease term by agreement with the lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Stock-Based Compensation

The Company periodically issues stock options, restricted stock units and stock awards to employees and non-employees. We account for such awards based on Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period, usually the vesting period. With respect to performance-based awards, the Company assesses the probability of achieving the requisite performance criteria before recognizing compensation expense. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing (Black Scholes) model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes model. The assumptions used in the Black-Scholes model could materially affect compensation expense recorded in future periods.

Per-Share Amounts

Basic net loss per share is computed by dividing loss for the period by the weighted-average number of shares of common stock outstanding (WASO) during the period. In addition, the Company includes the number of shares of common stock issuable under pre-funded warrants as outstanding for purposes of the WASO calculation. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options and exercise of warrants.

Prior to April 1, 2023, the Company excluded pre-funded warrants from the computation of WASO. The pre-funded warrants are now included in the computation of WASO. Prior period amounts have been conformed to the current-period presentation. The impact of the change reduced the previously reported loss per share by $0.13 and increased WASO by approximately 1,223,000 shares for the year ended March 31, 2023. The reclassification had no impact on the Company’s net loss or cash flows for the year ended March 31, 2023.

The following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	March 31,
	2024	2023
Options to purchase common stock	3,689	2,481
Unvested restricted stock units	187	—
Common stock purchase warrants	11,173	6,217
Total	15,049	8,698

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended March 31, 2024 and 2023, the Company’s comprehensive loss was the same as its net loss.

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

NOTE 2 – CONSOLIDATED BALANCE SHEET DETAIL

	March 31,
	2024	2023
	(in thousands)
Prepaid and other current assets:
Prepaid expenses	$318	$142
Receivable from transfer agent for warrant exercise proceeds	142	—
Other receivables	5	5
	$465	$147

	March 31,
	2024	2023
	(in thousands)
Property and equipment, net:
Machinery and equipment	$3,209	$820
Computer equipment and software	66	66
Construction-in-process	283	1,003
Leasehold improvements	33	25
Office equipment	63	63
	3,654	1,977
Less: accumulated depreciation and amortization	(679)	(256)
	$2,975	$1,721

	March 31,
	2024	2023
	(in thousands)
Accrued Expenses
Accrued wages	$243	$267
Other	37	72
	$280	$339

NOTE 3 – LEASES

W. Bernardo Drive, San Diego, CA

The 39-month lease term expired on June 30, 2023, and, subsequent to expiration, the landlord refunded the Company’s security deposit.

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

Future minimum payments under the facility operating lease, as of March 31, 2024, are listed in the table below (in thousands).

Fiscal year ending March 31,
2025	452
2026	470
2027	405
Total future lease payments	1,327
Less: Imputed interest	(137)
Present value of lease liabilities	$1,190

Cash paid for amounts included in the measurement of lease liabilities was approximately $476,000 and $230,000 for the years ended March 31, 2024 and 2023, respectively. Rent expense was approximately $449,000 and $237,000 for the years ended March 31, 2024 and 2023, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

Increase in Authorized Shares

In February 2024, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation (the Amendment) to increase the number of authorized shares of common stock from 50,000,000 shares, to 100,000,000 shares. The Amendment was filed with the state of Nevada and became effective on February 15, 2024.

February 2024 Public Offering

On February 15, 2024, the Company entered into an underwriting agreement (the 2024 Underwriting Agreement) with Titan Partners Group LLC, a division of American Capital Partners, LLC (Titan), with respect to the issuance and sale 9,090,910 shares of its common stock at a price of $1.10 per share in a firm commitment underwritten offering (the 2024 Offering) by the Company. Upon the closing of the 2024 Offering, the Company received aggregate proceeds of approximately $10,000,000, before deducting underwiring discounts and commissions and other offering expenses.

Pursuant to the 2024 Underwriting Agreement, the Company granted Titan a 30-day option to purchase up to an additional 1,321,989 shares of common stock to cover over allotments, if any. On March 13, 2024, Titan exercised this option in full and purchased the additional securities for aggregate proceeds to the Company of approximately $1,454,000 before deducting underwriting discounts and commissions and other offering expenses.

Titan was paid a cash fee of 7.0% of the aggregate gross proceeds of the 2024 Offering (including the over-allotment option) and reimbursed certain out-of-pocket expenses of approximately $75,000.

ATM Offering

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

May 2023 Public Offering

On May 15, 2023, the Company entered into an underwriting agreement (the Underwriting Agreement) with Newbridge Securities Corporation (the Underwriter), with respect to the issuance and sale in a firm commitment underwritten offering (the 2023 Offering) by the Company of units of its securities. Upon the closing of the 2023 Offering, the Company sold 8,816,900 shares of its common stock and warrants to purchase 4,408,450 shares of its common stock for aggregate proceeds of approximately $9,390,000, before deducting underwriting discounts and commissions and other offering expenses. The securities were sold as a unit, with each unit consisting of two shares of common stock of the Company and one warrant (the 2023 Warrants) to purchase one share of common stock, at a public offering price of $2.13 per unit. The 2023 Warrants were immediately separable and exercisable, have a per share exercise price of $1.22 and expire five years from the date of issuance.

Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to an additional 1,322,534 shares of common stock and an additional 661,267 of the 2023 Warrants to cover over-allotments, if any. On May 25, 2023, the Underwriter exercised this option in full and purchased the additional securities for aggregate gross proceeds to the Company of approximately $1,408,000, before deducting underwriting discounts and commissions and other offering expenses.

The Underwriter was paid a cash fee of 7.0% of the aggregate gross proceeds of the 2023 Offering (including the over-allotment option) and reimbursed certain out-of-pocket expenses of approximately $125,000. In addition, pursuant to the Underwriting Agreement, the Company initially issued to the Underwriter common stock purchase warrants (the UW Warrants) for a total of 709,760 shares. Subsequently, the UW Warrants were reissued to the Underwriter and its agents for a total of 604,623 shares. The UW warrants were exercisable six months from the respective issuance dates and have a four-year term and a per share exercise price of $1.32.

May 2022 Placement

On May 2, 2022, the Company entered into a securities purchase agreement (the Purchase Agreement) with an institutional investor, pursuant to which the Company sold, in a registered direct offering, which closed on May 5, 2022, an aggregate of 449,438 shares (the Shares) of the Company’s common stock, par value $0.001 per share, at a purchase price per Share of $4.45 and pre-funded warrants (the Pre-Funded Warrants) to purchase an aggregate of approximately 1,348,000 shares of common stock at a purchase price per Pre-Funded Warrant of $4.44. The Pre-Funded Warrants will be exercisable immediately on the date of issuance at an exercise price of $0.01 per share and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. In a concurrent private placement under the Purchase Agreement, the Company issued to the Investor warrants (the Private Placement Warrants) to purchase an aggregate of 1,438,202 shares of common stock at an exercise price of $6.60 per share. The Private Placement Warrants were exercisable beginning on the six-month anniversary of the date of issuance (the Initial Exercise Date) and will expire on the five-year anniversary of the Initial Exercise Date.

Issuances of Common Stock and Warrants

During the years ended March 31, 2024 and 2023, the Company issued 1,429 and 11,264 shares of common stock to service providers, respectively, with fair values of approximately $1,400 and $22,000, respectively.

As of March 31, 2024, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Prices	Expiration Dates
Balance as of March 31, 2023	7,565
Issuance of common stock warrants	605	$1.32	May 2027
Issuance of common stock warrants	5,070	$1.22	May 2028
Common stock warrants exercised	(70)	$1.32
Common stock warrants exercised	(649)	$1.22
Balance as of March 31, 2024	12,521

At March 31, 2024, the Company had a receivable from its transfer agent for approximately $142,000 for the proceeds from warrants exercised prior to March 31, 2024. The receivable was recorded in the prepaid and other line in the consolidated balance sheet at March 31, 2024.

As of March 31, 2023, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Prices	Expiration Dates
Common stock	1,348	$0.01	—
Common stock	768	$6.00	January - February 2027
Common stock	4,011	$6.60	February 2027
Common stock	1,438	$6.60	November 2027
Total	7,565

NOTE 5 – STOCK-BASED COMPENSATION

Amended 2017 Equity Incentive Plan

In October 2017, the Company’s Board approved the 2017 Equity Incentive Plan (the Plan) with 1,000,000 shares of common stock reserved for issuance. In January 2020 and August 2021, the Board approved increases in the number of shares reserved for issuance under the Plan by 333,334 and 1,333,334 shares, respectively. In January 2023 and February 2024, the Company’s stockholders approved increases in the number of shares reserved for issuance under the Plan by an additional 2,000,000 and 3,000,000 shares, respectively. Under the Plan, eligible employees, directors and consultants may be granted a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards and restricted stock units (RSUs). The Plan is administered by the Board or, in the alternative, a committee designated by the Board.

Stock-Based Compensation Expense

Stock options granted by the Company generally vest over 36 months and have a 10-year term. As of March 31, 2024, the unamortized compensation cost related to stock options was approximately $2,035,000 and is expected to be recognized as expense over a weighted-average period of approximately 1.3 years.

In October 2023, under its Two-Part FDA Submission and Clearance Milestone Bonus Program (the Bonus Program), the Company granted stock options for 909,533 shares, which are subject to vesting based upon the achievement of certain performance milestones by the Company and continued service by the optionees. In January 2024, options to purchase 625,326 shares (net of forfeitures), which were granted under part one of the Bonus Program, vested upon the Company’s submission to the FDA. As of March 31, 2024, the Company had not commenced expense recognition of 242,307 (net of forfeitures) of the options, which were granted under part two of the Bonus Program, based on its assessment of the probability of achievement of the applicable performance requirements.

During the year ended March 31, 2024, the Company granted options to purchase 127,500 shares that vested immediately when granted.

The weighted-average grant date fair values of stock options granted during the years ended March 31, 2024 and 2023 was $0.99 and $2.85, respectively. The following assumptions were used in the fair-value method calculations:

Year Ended March 31,
	2024	2023
Risk-free interest rates	3.51% - 4.72%	2.82% - 4.06%
Volatility	83% - 152%	83% - 223%
Expected life (years)	5.0 - 6.2	5.0 – 5.7
Dividend yield	—	—

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

The following table summarizes the activity in the shares available for grant under the Plan during the year ended March 31, 2024:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2022	989,466	1,650,705	$6.58
Additional shares authorized under the Plan	2,000,000	—	—
Options granted	(1,006,074)	1,006,074	3.15
Share awards	(26,789)	—	—
Options cancelled and returned to the Plan	175,689	(175,689)	6.48
Balance at March 31, 2023	2,132,292	2,481,090	5.19
Additional shares authorized under the Plan	3,000,000	—	—
Options granted	(1,448,533)	1,448,533	0.99
Share awards	(25,390)	—	—
RSUs granted	(250,000)	—	—
Options cancelled and returned to the Plan	240,282	(240,282)	3.84
Balance at March 31, 2024	3,648,651	3,689,341	$3.70

No stock options were exercised during the years ended March 31, 2024 and 2023. During the years ended March 31, 2024 and 2023, the Company issued 25,390 and 26,789 shares, respectively, to its non-employee directors under the Company’s outside director compensation plan. For the years ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense for these share awards of approximately $37,000 and $86,000, respectively.

A summary of RSU activity under the Plan is presented below.

	Number of Shares	Weighted Average Grant- Date Fair Value
Balance at March 31, 2023	—	—
Granted	250,000	$0.91
Vested	(62,501)	0.91
Balance at March 31, 2024	$187,499	$0.91

The total intrinsic value of RSUs outstanding as of March 31, 2024 was approximately $347,000. The unamortized compensation cost at March 31, 2024 was approximately $171,000 related to RSUs and is expected to be recognized as expense over a period of approximately 2.25 years.

The following table summarizes the range of outstanding and exercisable options as of March 31, 2024:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	Value
$0.93 - $2.00	2,237,066	8.31	$1.48	1,409,750	$1.52	$538,006
$3.95 - $7.51	943,145	7.20	5.29	771,478	5.52	—
$8.61 - $17.70	509,130	7.23	10.53	470,442	10.53	—
$0.93 - $17.70	3,689,341	7.88	$3.70	2,651,670	$4.28	$538,006

The intrinsic value per share is calculated as the excess of the closing price of the common stock on the Company’s principal trading market over the exercise price of the option at March 31, 2024.

NOTE 6 – INCOME TAXES

The income tax provision consisted of the following:

	Year Ended March 31,
	2024	2023
	(in thousands)
Current portion:
Federal	$—	$—
State	2	2
	2	2
Deferred portion:
Federal	(3,730)	(2,933)
State	(657)	(1,467)
	(4,387)	(4,400)
Change in valuation allowance	4,387	4,400
Provision for income taxes	$2	$2

At March 31, 2024, the Company had net operating loss carryforwards (NOLs) of approximately $35,000,000 for federal income tax purposes and $50,400,000 for state income tax purposes. These NOLs are available to reduce future taxable income and will expire at various times from 2037 through 2045, except federal NOLs from fiscal 2018 and later, which will never expire.

The Company also had federal research and development tax credit carryforwards of approximately $2,100,000, which will begin expiring at various times from 2038 through 2044, and state research and development credits of approximately $500,000, which do not have an expiration date.

A reconciliation of income taxes provided at the federal statutory rate to the actual income tax provision is as follows:

	Year Ended March 31,
	2024	2023
Federal statutory rate	(21)%	(21)%
State tax rate, net of federal benefit	(6)%	(6)%
Research and development tax credits	(7)%	(6)%
Change in valuation allowance	32%	29%
Other	2%	4%
Effective income tax rate	—%	—%

The losses before income tax provision for the years ended March 31, 2024 and 2023 were solely attributable to US operations. Significant components of the Company’s deferred tax assets and liabilities were (in thousands):

	March 31,
	2024	2023
Net operating loss carryforwards	$10,860	$8,742
Capitalized research and development expense	3,058	1,933
Stock-based compensation expense	2,818	2,587
Research and development tax credits	2,568	1,658
Property and equipment	193	105
Total deferred tax assets	19,497	15,025
Section 179 assets	(239)	(111)
Reserves, accruals and other	(49)	(92)
Total deferred tax liabilities	(288)	(203)
Less: valuation allowance	(19,209)	(14,822)
Deferred tax assets, net	$—	$—

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at March 31, 2024 and 2023, will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at March 31, 2024 and 2023.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements at March 31, 2024 and 2023. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

NOTE 7 – ROYALTY AGREEMENT

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

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the years ended March 31, 2024 and 2023 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Purchase Obligations

The Company’s primary purchase obligations include purchase orders for machinery and equipment. At March 31, 2024, the Company had outstanding purchase orders for machinery and equipment and related expenditures of approximately $1,100,000.

In December 2023, the Company signed a device integration agreement with a provider of connected-care and remote monitoring diabetes technology solutions. As of March 31, 2024, the Company had a remaining obligation under the device integration agreement of approximately $400,000 over three years for technology license fees.

NOTE 9 – RELATED PARTY TRANSACTIONS

Manchester Management Company, LLC (MMC), as the general partner of Manchester Explorer, LP (Explorer), combined with the holdings of its affiliates, JEB Partners LP, James Besser and Morgan Frank, owned approximately 11% of the Company’s outstanding shares of common stock as of March 31, 2024. Mr. Besser is the Company’s chief executive officer and a managing member of MMC. Mr. Frank is one of our directors and serves as the portfolio manager of Explorer and as a managing member of MMC.

In February 2024, Explorer purchased 900,000 shares of common stock in the 2024 Offering at the public offering price per share of $1.10 for aggregate gross proceeds to the Company of $990,000.

The daughter of the Founder is an employee of the Company. During the years ended March 31, 2024 and 2023, the Company paid her approximately $137,000 and $201,000, respectively, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of stock options granted to her during each year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on this evaluation, our management concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of our directors, executive officers and certain information about each of them at March 31, 2024 are set forth below.

Name	Age	Position
James Besser	48	Chief Executive Officer
Paul DiPerna	65	President, Chief Financial Officer, Treasurer and Chairman of the Board of Directors
Kevin Schmid	64	Chief Operating Officer
Duane DeSisto (1)	69	Director
Steven Felsher(2)(3)	75	Director
Morgan C. Frank	52	Director
Philip Sheibley(2)(3)	65	Director
Carmen Volkart(1)(2)	63	Director
Ellen O’Connor Vos	68	Director

(1)	Member of Compensation Committee

(2)	Member of Audit Committee

(3)	Member of Nominating and Governance Committee

There are no family relationships among any of our directors or executive officers.

The principal occupations and positions for at least the past five years of our directors and executive officers are described below.

James “Jeb” Besser. Mr. Besser has served as our chief executive officer since February 2022 and combines over 25 years of experience in alternative investments, strategic advisory, corporate strategy and corporate governance. Since 1999, he has been a Managing Member at Manchester Management Company, LLC (“Manchester”), an investment management firm. Mr. Besser is also currently a director of River Stone Biotech, a development stage specialty bioprocessing company. He holds a B.A. in history from Brown University. We believe that Mr. Besser is qualified to serve as member of our board of directors due to his extensive prior experience conducting financial analysis of public companies (certain of which were in the development stage), including such public companies’ management teams, products, including products in the development stage, the potential markets for such products and other factors that could affect the likelihood and timing of success and market penetration of such entities’ products as well as his capital raising activities. We believe this provides us with valuable insights into the financial markets and investment criteria of institutional and other investors as well as capital raising activities.

Paul DiPerna. Mr. DiPerna has been our chairman, chief financial officer, president and treasurer since we acquired Quasuras, Inc. (“Quasuras”) in July 2017. He also served as our chief executive officer from July 2017 until August 2021, and as our Secretary from July 2017 to October 2021. In 2015, he founded Quasuras, an early-stage medical device company developing an insulin pump product, and, until its acquisition by us, he served as its chief executive officer and chairman. Prior to that, Mr. DiPerna founded Fuel Source Partners, LLC to incubate early stage medical device products and accumulate technical talent. Our current pump product was one of such proposed products and was spun-out to Quasuras in 2015. From 2012 to 2015, he served as a co-inventor at a private company with property rights in a medical device used for blood borne infection control called the Curos Cap, which was acquired by 3M Corporation. In 2003, Mr. DiPerna founded Tandem Diabetes Care, Inc. (“Tandem”) and held various positions, including as director, chief executive officer and chief technology officer and was primarily responsible for the design concept and development of Tandem’s initial insulin pump. Prior to that, he held executive and management positions at Baxter Healthcare Corporation (“Baxter”) where he was tasked with identifying synergistic opportunities in the diabetes industry. As a result, Mr. DiPerna developed substantial expertise and knowledge in the diabetes industry and led attempts by Baxter to acquire three insulin pump manufacturers. Previously, he held mechanical design engineering positions in the automated test equipment and blood separation sciences industries. Mr. DiPerna holds approximately 70 patents in medical device and microfluidic technology and has achieved numerous product clearances with the FDA. He has also achieved multiple successful exits with previous companies. Mr. DiPerna received a Masters in Engineering Management from Northeastern University and a B.S. in Mechanical Engineering from the University of Massachusetts and has spent over 35 years in the medical-device industry. We believe that Mr. DiPerna is qualified to serve as the chairman of our board of directors due to his extensive knowledge and experience in the medical-device industry generally, and, in particular, with regard to insulin pumps and the diabetes industry, as well as his management and leadership experience from holding director and senior executive positions in other public and private companies and leading project development teams of medical device companies.

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

Duane DeSisto. Mr. DeSisto was appointed to our board of directors in July 2023. He has over 45 years of progressive management experience and over 25 years of experience in the medical device industry as a member of senior management and as a board member at multiple public companies. From 2001 to 2014, he served as the chief executive officer of Insulet Corporation, manufacturer of the world’s first patch insulin pump. Prior to 2001, he held executive positions with Paper Exchange, an e-business solution for the pulp and paper industry, AAI-Foster Grant, a sunglass and eyeglass provider to point-of-purchase retail, and Zoll Medical, a defibrillator manufacturer. He has an undergraduate degree from Providence College and a masters of business administration degree from Bryant University. We believe that Mr. DeSisto is qualified to serve on our board of directors because of his extensive background in operational leadership and commercialization of advanced medical devices and therapies, including insulin pumps. In addition, he has served as an executive officer and member of the board of directors at multiple public companies.

Steven Felsher. Mr. Felsher was appointed to our board of directors in November 2021. Mr. Felsher is an experienced executive with respect to finance, administration, governance and other aspects of public and private company management. He served as a member of the board of directors of Signal Hill Acquisition Corp., a special purpose acquisition company, from March 2021 to February 2023. From August 2018 to July 2020, he served as a member of the board of directors of Sito Mobile, Inc., a publicly-traded company that provided customized, data-driven solutions for brands spanning all forms of media. From January 2011 to June 2019, Mr. Felsher was a senior advisor at Quadrangle Group LLC, a private investment firm focused on the information and communications technology sectors. He spent a substantial portion of his career with Grey Global Group Inc., a global marketing services company, where he served as a senior executive from 1979 until 2007, most recently as vice chairman and chief financial officer. He holds a BA in classical Greek from Dickinson College and a J.D. from Yale University School of Law. We believe that Mr. Felsher is qualified to serve on our board of directors because of his extensive business experience with administration, governance, capital allocation and other aspects of public and private company management.

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

Carmen Volkart. Ms. Volkart was appointed to our board of directors in December 2019. Since January 2023, she has served as a member of the board of directors of Tactile Systems Technology, Inc. (Tactile Medical), a Nasdaq-listed, medical technology company developing and marketing at-home therapies for people suffering from underserved, chronic conditions. Ms. Volkart served as chief financial officer of Natureworks LLC, an advanced materials company offering a portfolio of renewably-sourced polymers, from October 2018 to September 2023. She served as a member of the board of directors, including as a member of the audit committee of Antares Pharma, Inc., a Nasdaq-listed, specialty pharmaceutical company, from October 2021 to May 2022, when it was acquired by another Nasdaq-listed company. From October 2012 to July 2018, Ms. Volkart served as chief financial officer and, for a portion of that time, as senior vice president of commercialization for NxThera, Inc., a medical device company pioneering the application of convective radiofrequency thermotherapy to treat endourological conditions. She served as global chief financial officer of Tornier N.V. from 2010 to 2012, and was chief operating and financial officer, corporate secretary, compliance officer and treasurer of Spine Wave, Inc. from 2006 to 2010. Prior to 2006, Ms. Volkart held various executive and financial positions at American Medical Systems, Inc., Medtronic, Inc. and Honeywell, Inc. She holds a B.S. in accounting from the University of North Dakota and an MBA with a concentration in strategic management from the University of Minnesota. We believe that Ms. Volkart is qualified to serve on our board of directors because of her substantial financial and public-company experience, as she has served as chief financial officer at multiple medical device and other companies.

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

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Legal Proceedings

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

Corporate Governance

Board Leadership Structure and Role in Risk Oversight

Due to our small size and early stage, we have not adopted a formal policy on whether the chairman and chief executive officer positions should be separate or combined. Since 2017, Mr. DiPerna has been serving as our chairman, and, since February 2022, Mr. Besser has been serving as our chief executive officer. Our board of directors has oversight responsibility for our risk management processes. Our board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate, regarding our assessment of risks. Our board of directors will focus on the most significant risks facing us and our general risk management strategy, and also ensure that risks undertaken by us are consistent with our appetite for risk. While our board of directors oversees our risk management processes, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing us and that the leadership structure of our board of directors supports this approach.

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

Mr. Felsher, Mr. Sheibley and Ms. Volkart are the current members of the Audit Committee. Mr. Felsher serves as the chairperson and has been designated by the board of directors as the “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S-K under the Securities Act and the Exchange Act. That status does not impose duties, liabilities or obligations that are greater than the duties, liabilities or obligations otherwise imposed on Mr. Felsher as a member of the audit committee and the board of directors, however. Our board of directors has determined that each of our Audit Committee members satisfies the “independence” requirements of the Nasdaq listing rules and meets the independence standards under Rule 10A-3 under the Exchange Act.

Compensation Committee

Our board of directors established the compensation committee (the Compensation Committee) for the purpose of reviewing, recommending and approving our compensation policies and benefits, including the compensation of all of our executive officers and directors. Mr. DeSisto and Ms. Volkart are the current members of the compensation committee, and Mr. DeSisto serves as the chairperson. Each of our Compensation Committee members satisfies the “independence” requirements of the Nasdaq listing rules and meets the independence standards under Rule 10A-3 under the Exchange Act.

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

Nominating and Governance Committee

Our board of directors established the nominating and governance committee (the Nominating and Governance Committee) for the purpose of (i) carrying out the responsibilities delegated by the board of directors relating to our director nominations process, (ii) developing and assessing our corporate governance policies, (iii) review our strategies, activities, and policies regarding environmental, social, and governance, or ESG, matters and (iv) provide oversight for the evaluation of the performance of the board of directors and its committees. The Nominating and Governance Committee consists of Mr. Sheibley and Mr. Felsher, and Mr. Sheibley serves as the chairperson. Each of the members of our Nominating and Governance Committee satisfies the “independence” requirements of the Nasdaq listing rules and meets the independence standards under Rule 10A-3 under the Exchange Act. The responsibilities of our Nominating and Governance committee are more fully described in the Nominating and Governance Committee Charter adopted by our board of directors, a current copy of which can be found on the investors section of our website, www.modular-medical.com.

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

Director Independence

Our board of directors has determined that each of the current directors, with the exception of Mr. DiPerna, Mr. Frank and Ms. Vos, is “independent,” as defined by the listing rules of the NASDAQ Stock Market, or Nasdaq, and the rules and regulations of the SEC. Our board of directors has standing Audit, Compensation and Nominating and Governance Committees, each of which is comprised solely of independent directors in accordance with the Nasdaq listing rules. No director qualifies as independent unless the board of directors affirmatively determines that he has no direct or indirect relationship with us that would impair his independence. We independently review the relationship of the Company to any entity employing a director or on whose board of directors such director is serving currently.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all reports filed by them in compliance with Section 16(a).

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2024, including those reports that we filed on behalf of our directors and executive officers, no director, executive officer, beneficial owner of more than 10% of the outstanding common stock, or any other person subject to Section 16 of the Exchange Act, failed to file with the SEC on a timely basis during the fiscal year ended March 31, 2024, except that in July 2023 Mr. DeSisto failed to timely file a Form 3 to report his initial beneficial ownership and a Form 4 to report a restricted stock unit award.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information for fiscal 2024 and 2023 for each of our named executive officers.

		Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)	($)
James E. Besser,	2024	—	—	130,480	—	—	130,480
Chief Executive Officer (2)	2023	—	—	—	—	—	—
Paul DiPerna,	2024	300,000	—	182,792	—	—	482,792
President, President Chief Financial Officer, Treasurer and Chairman	2023	300,000	—	189,413	—	—	489,413
Kevin Schmid,	2024	250,000	—	160,510	—	—	410,510
Chief Operating Officer (4)	2023	176,121	—	701,945	—	—	878,066

(1)	Award amounts reflect the aggregate grant date fair value with respect to awards granted, as determined pursuant to Financial Accounting Standards Board (FASB) ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in the notes to the consolidated financial statements included in item 8 of this Report. These amounts do not reflect actual compensation earned or to be earned by our named executive officers.

(2)	Mr. Besser was appointed our chief executive officer in February 2022, and he is paid de minimis annual compensation of $1.00.

(4)	Mr. Schmid was appointed our chief operating officer in July 2022 at an annual base salary of $250,000.

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information regarding outstanding equity awards held by our named executive officers as of March 31, 2024.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date(1)
James E. Besser	135,136	(2)	—		1.11	10/2/2033
Paul DiPerna	1,155	(3)	—		9.48	6/1/2030
	1,169	(4)	—		9.48	5/1/2030
	1,170	(5)	—		9.48	4/1/2030
	1,660	(6)	—		7.44	3/2/2030
	1,745	(7)	—		7.44	2/1/2030
	1,727	(8)	—		7.44	1/1/2030
	1,809	(9)	—		6.75	12/1/2029
	1,811	(10)	—		6.75	11/1/2029
	1,721	(11)	—		6.75	10/1/2029
	1,662	(12)	—		6.75	9/15/2029
	1,666	(13)	—		6.75	8/15/2029
	1,660	(14)	—		6.75	7/15/2029
	1,650	(15)	—		6.75	6/15/2029
	1,677	(16)	—		6.75	5/15/2029
	1,624	(17)	—		6.75	4/15/2029
	1,694	(18)	—		6.75	3/15/2029
	1,641	(19)	—		6.75	2/15/2029
	1,603	(20)	—		6.75	1/15/2029
	1,775	(21)	—		6.75	12/15/2028
	1,775	(22)	—		6.75	11/15/2028
	6,005	(23)	—		1.98	10/15/2028
	6,005	(24)	—		1.98	09/15/2028
	6,005	(25)	—		1.98	08/15/2028
	100,000	(26)	—		6.75	11/25/2029
	28,750	(27)	16,250	(27)	4.24	4/14/2032
	—		50,000	(28)	1.65	4/3/2033
	90,091	(29)	—		1.11	10/2/2033
	—		45,046	(30)	1.11	10/2/2033
Kevin Schmid	97,222	(31)	77,778	(31)	4.24	7/21/2032
	—		100,000	(32)	1.50	4/3/2033
	37,538	(33)	—		1.11	10/2/2033
	—		18,769	(34)	1.11	10/2/2033

(1)	The standard option term is ten years, but all of the options expire automatically unless exercised within 90 days after the cessation of service as an employee, director or consultant.

(2)	The option was granted on October 2, 2023, and the shares subject to this option vested in January 2024 upon the Company’s 510(k) premarket submission to the FDA for its initial pump product.

(3)	The option was granted on June 1, 2020, and the shares subject to this option were fully vested on the grant date.

(4)	The option was granted on May 1, 2020, and the shares subject to this option were fully vested on the grant date.

(5)	The option was granted on April 1, 2020, and the shares subject to this option were fully vested on the grant date.

(6)	The option was granted on March 2, 2020, and the shares subject to this option were fully vested on the grant date.

(7)	The option was granted on February 1,2020, and the shares subject to this option were fully vested on the grant date.

(8)	The option was granted on January 1, 2020, and the shares subject to this option were fully vested on the grant date.

(9)	The option was granted on December 1, 2019, and the shares subject to this option were fully vested on the grant date.

(10)	The option was granted on November 1, 2019, and the shares subject to this option were fully vested on the grant date.

(11)	The option was granted on October 1, 2019, and the shares subject to this option were fully vested on the grant date.

(12)	The option was granted on September 15, 2019, and the shares subject to this option were fully vested on the grant date.

(13)	The option was granted on August 15, 2019, and the shares subject to this option were fully vested on the grant date.

(14)	The option was granted on July 15, 2019, and the shares subject to this option were fully vested on the grant date.

(15)	The option was granted on June 15, 2019, and the shares subject to this option were fully vested on the grant date.

(16)	The option was granted on May 15, 2019, and the shares subject to this option were fully vested on the grant date.

(17)	The option was granted on April 15, 2019, and the shares subject to this option were fully vested on the grant date.

(18)	The option was granted on March 15, 2019, and the shares subject to this option were fully vested on the grant date.

(19)	The option was granted on February 15, 2019, and the shares subject to this option were fully vested on the grant date.

(20)	The option was granted on January 15, 2019, and the shares subject to this option were fully vested on the grant date.

(21)	The option was granted on December 15, 2018, and the shares subject to this option were fully vested on the grant date.

(22)	The option was granted on November 15, 2018, and the shares subject to this option were fully vested on the grant date.

(23)	The option was granted on October 15, 2018, and the shares subject to this option were fully vested on the grant date.

(24)	The option was granted on September 15, 2018, and the shares subject to this option were fully vested on the grant date.

(25)	The option was granted on August 15, 2018, and the shares subject to this option were fully vested on the grant date.

(26)	The option was granted on November 25, 2019, and the shares subject to this option vested monthly over three years commencing January 1, 2020, subject to continued service as an employee, director or consultant.

(27)	The option was granted on April 14, 2022, and the shares subject to this option vest: i) one-third on the annual anniversary of the grant date and ii) the remaining two-thirds monthly over the next two years, subject to continued service as an employee, director or consultant

(28)	The option was granted on April 3, 2023, and the shares subject to this option vest: i) one-third on the annual anniversary of the grant date and ii) the remaining two-thirds monthly over the next two years subject to continued service as an employee, director or consultant.

(29)	The option was granted on October 2, 2023, and the shares subject to this option vested in January 2024 upon the Company’s 510(k) premarket submission to the U.S. Food and Drug Administration (“FDA”) for its initial pump product.

(30)	The option was granted on October 2, 2023, and the shares subject to this option vest if the Company receives notification of FDA clearance of the 510(k) premarket submission on or before August 1, 2024, subject to continued service as an employee, director or consultant.

(31)	The option was granted on July 21, 2022, and the shares subject to this option vest: i) one-third on the annual anniversary of the grant date and ii) the remaining two-thirds monthly over the next two years subject to continued service as an employee, director or consultant.

(32)	The option was granted on April 3, 2023, and the shares subject to this option vest: i) one-third on the annual anniversary of the grant date and ii) the remaining two-thirds vest over the next two years subject to continued service as an employee, director or consultant.

(33)	The option was granted on October 2, 2023, and the shares subject to this option vested in January 2024 upon the Company’s 510(k) premarket submission to the FDA for its initial pump product.

(34)	The option was granted on October 2, 2023, and the shares subject to this option vest if the Company receives notification of FDA clearance of the 510(k) premarket submission on or before August 1, 2024, subject to continued service as an employee, director or consultant.

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

If a change of control occurred on March 31, 2024, under his employment agreement, Mr. DiPerna would be entitled to the following:

●	payment of a lump sum of $300,000 within 60 days of the time at which such change of control takes place.

●	accelerated vesting of 111,296 shares of common stock under unvested stock options. The value of the shares subject to accelerated vesting is calculated as the intrinsic value per share multiplied by the number of shares that would become fully vested upon a change of control. The intrinsic value per share would be calculated as the excess of the closing price of the common stock of $1.85 on the Nasdaq Capital Market on March 28, 2024 over the exercise price of the option. As of March 31, 2024, the intrinsic value of the shares subject to accelerated vesting was approximately $67,000.

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

The Schmid Offer Letter

Pursuant to an offer letter with the Company (the “Offer Letter”), Mr. Schmid shall receive an annual salary of $250,000 (the “Schmid Base Salary”) for his services as our chief operating officer. Additionally, he is eligible for an annual discretionary target incentive bonus of up to 50% of his Base Salary. In connection with his appointment, Mr. Schmid was granted a stock option to purchase 175,000 shares of our common stock. The stock option vests over a three-year period with one-third of the shares subject to the stock option vesting on the one-year anniversary of the grant date and the remaining shares vesting monthly thereafter, subject to Mr. Schmid’s continuous service with us. In the event of termination of his employment by us other than for cause or good reason (as defined in the Offer Letter), Mr. Schmid will receive an amount equal to six months of his then-current base salary as a severance payment.

James Besser

As compensation for his services as our chief executive officer, Mr. Besser is paid de minimis compensation of $1.00 per year.

Director Compensation

In the first quarter of fiscal 2022, our board of directors approved our outside (non-employee) director compensation plan (the Director Plan). Pursuant to the Director Plan, outside directors are paid the following annual retainers:

●	$25,000 for service as a member of the board of directors; and

●	$5,000 for service as chair of a committee of the board of directors.

The annual retainers are paid in quarterly installments in either cash, options to purchase shares of our common stock or in shares of our common stock, as directed by each director based on an annual election.

In addition, under the Director Plan, each director receives an annual service equity award of $100,000 paid in quarterly installments in either options to purchase shares of our common stock or shares of our common stock, as directed by each director based on an annual election. In July 2022, the Board amended the Director Plan to provide that a minimum price of $10.00 per share of common stock would be used to calculate the number of shares subject to options or share awards.

In addition, upon appointment to our board of directors, we award our non-employee directors an equity award under our Amended 2017 Equity Incentive Plan (the 2017 Plan), and such awards vest over three years.

The following table summarizes the compensation earned by our non-employee directors in fiscal 2024:

	Fee Compensation	Restricted Stock Awards	Option Awards	All Other Compensation	Total
Name	($)	($)(1)(2)	($)(2)(3)	($)(2)(4)	($)
Duane DeSisto	22,170	227,500	—	12,103	261,773
William Febbo(5)	7,500	—	—	2,328	9,828
Steven Felsher	—	—	36,312	4,377	40,689
Morgan Frank	—	—	45,390	—	45,390
Philip Sheibley	30,000	—	—	14,550	60,795
Carmen Volkart	—	—	36,312	3,658	39,970
Ellen O’Connor Vos	25,000	—	36,312	—	42,562

(1)	Mr. DeSisto was appointed to our board of directors in July 2023, and, upon his appointment, was granted a restricted stock unit (the “DeSisto RSU”) for 250,000 shares of our common stock. As of March 31, 2024, 187,499 shares of our common stock remained unvested under the DeSisto RSU.

(2)	Award amounts reflect the aggregate grant date fair value with respect to awards granted, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These amounts do not reflect actual compensation earned or to be earned by our directors.

(3)	As of March 31, 2024, our non-employee directors each held outstanding options to purchase the following number of shares of our common stock: Steven Felsher, 98,084; Morgan Frank, 177,458; Philip Sheibley, 16,667; Carmen Volkart; 150,558, Ellen O’Connor Vos, 166,020.

(4)	Represents stock awards under the Director Plan; we calculated the estimated fair value of the stock awards issued to Messrs. DeSisto, Felsher and Sheibley and Ms. Volkart using the closing price per share of our common stock on the day prior to the grant date in accordance with the Director Plan.

(5)	Mr. Febbo resigned from our board of directors in July 2023.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of May 31, 2024 concerning the ownership of our common stock by:

●	each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock (currently our only class of voting securities);

●	each of our directors;

●	each of our executive officers; and

●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act, and includes all shares over which the beneficial owner exercises voting or investment power. Shares that are issuable upon the exercise of options, warrants and other rights to acquire common stock that are presently exercisable or exercisable within 60 days of June 15, 2024 are reflected in a separate column in the table below. These shares are taken into account in the calculation of the total number of shares beneficially owned by a particular holder and the total number of shares outstanding for the purpose of calculating percentage ownership of the particular holder. We have relied on information supplied by our officers, directors and certain stockholders and on information contained in filings with the SEC. Except as otherwise indicated, and subject to community property laws where applicable, we believe, based on information provided by these persons, that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 32,463,670 shares of common stock outstanding as of May 31, 2024.

Unless otherwise stated, the business address of each of our directors and executive officers listed in the table is 10740 Thornmint Road, San Diego, California 92127.

Name and principal position	Number of Shares Beneficially Owned (Excluding Outstanding Equity Awards and Warrants)(1)		Number of Shares Issuable on Exercise of Outstanding Equity Awards and Warrants(2)		Percent of Class
JEB Partners, L.P.	330,473	(3)	—		1.02
Manchester Explorer, L.P.	3,118,077	(3)	653,511		11.36
Manchester Management Company, LLC	3,448,550	(3)	653,511		12.36
683 Capital Management, LLC	1,570,000	(4)	641,999		6.67
Sio Capital Management, LLC	689,352	(5)	2,786,516	(5)	9.84
Directors and Officers:
James Besser	3,593,300	(3)	788,647		13.15
Paul DiPerna	2,553,586	(6)	330,436		8.77
Kevin Schmid	—		195,871		*
Duane DeSisto	69,891		20,833		*
Steven Felsher	126,177		92,528		*
Morgan C. Frank	3,324,303	(3)	830,969		12.45
Philip Sheibley	51,139		11,112		*
Carmen Volkart	9,585		10,558		*
Ellen O’Connor Vos	18,519		199,353		*
All current directors and executive officers as a group (9 persons)	6,153,200		1,831,661		24.77

*	Represents less than 1%

(1)	Excludes shares subject to outstanding options, restricted stock units and warrants to acquire common stock that are exercisable within 60 days of May 31, 2024.

(2)	Represents the number of shares subject to outstanding options, restricted stock units and warrants to acquire common stock that are exercisable within 60 days of May 31, 2024.

(3)	Includes (i) 144,750 shares directly held by Mr. Besser, of which: (a) 60,277 shares were received in exchange for Mr. Besser’s shares as a result of our acquisition of Quasuras; (b) 29,630 shares purchased in a private placement in 2018 (the “2018 Placement”) and (c) 34,843 shares were purchased in a private placement in 2020 (the “2020 Placement”) and (d) 20,000 shares were purchased in the open market; (ii) 2,218,077 held by Manchester Explorer, L.P. of which: (a) 1,515,152 shares were purchased in a private placement in 2017 (the “2017 Placement”), (b) 157,037 shares were purchased in the 2018 Placement, (c) 11,614 were purchased in the 2020 Placement, (d) 300,000 shares were purchased in a public offering in February 2022, (e) 234,274 shares were acquired upon the conversion of a convertible note in February 2022 and (f) 900,000 shares were purchased in the Company’s February 2024 public offering; (iii) 330,473 shares held by JEB Partners, L.P. of which (a) 252,526 shares were purchased in the 2017 Placement, (b) 53,333 shares were purchased in the 2018 Placement and (c) 11,614 shares were purchased in the 2020 Placement; and (iv) 206,226 shares held by Mr. Frank, which shares were received in our acquisition of Quasuras in exchange for Mr. Frank’s shares of Quasuras. Mr. Besser, as the managing member, and Mr. Frank, as the portfolio manager and consultant of Manchester Management Company, LLC, (“MMC”) the general partner of Manchester Explorer, L.P. and JEB Partners, L. P., have shared voting and dispositive power over shares held by Manchester Explorer, L.P. and JEB Partners, L.P. The address for Manchester Explorer, L.P is c/o MMC, 2 Calle Candina, No. 1701, San Juan, Puerto Rico 00907.

(4)	Based on information reported by 683 Capital Management, LLC (“683 Management”) on Schedule 13G filed with the SEC on February 16, 2024. 683 Management, as the investment manager of 683 Capital Partners, LP (“683 Capital”), may be deemed to have beneficially owned the shares of Common Stock and warrants to purchase shares of Common Stock beneficially owned by 683 Capital. Ari Zweiman as the Managing Member of 683 Management may be deemed to have beneficially owned the shares of common stock and warrants to purchase shares of common stock beneficially owned by 683 Management. The address for 683 Management, 683 Capital and Mr. Zweiman is 1700 Broadway, Suite 4200, New York, NY 10019.

(5)	Based on information reported by Sio Capital Management, LLC (“Sio”) on Schedule 13G filed with the SEC on February 6, 2024. Sio and Sio GP, LLC (the “GP”) act as investment advisor and general partner, respectively, to various clients that are the record owners of the shares of our common stock reported on this Schedule 13G. Because Sio’s investment discretion with respect to such clients is subject to oversight by the GP, the GP may be deemed to be the beneficial owner of the common stock of the Issuer owned by such clients. In addition, both Sio and the GP are controlled by Michael Castor. As such, he may be deemed to control the voting and dispositive decisions with respect to, and therefore be the beneficial owner of, the shares of our common stock. The address for Sio, the GP and Mr. Castor is 600 Third Avenue, New York, New York 10016.

(6)	Includes (i) 2,000,000 shares directly held by the Paul DiPerna Irrevocable Trust, (ii) 333,334 shares directly held by Mr. DiPerna’s adult daughters, Kelsie DiPerna and Alaria DiPerna, which shares Mr. DiPerna has sole voting power over; (iii) 207,906 shares directly held by the Paul DiPerna Trust, of which 101,010 shares were purchased in the 2017 Placement and 23,429 shares were acquired upon the conversion off a convertible note in February 2022 and (iv) 12,346 shares held by Mr. DiPerna. The 2,000,000 shares held by the Paul DiPerna Irrevocable Trust, 333,334 shares held by Mr. DiPerna’s adult daughters and 73,480 shares held by the Paul DiPerna Trust that were issued in 2017 to Mr. DiPerna in the Control Block Acquisition and transferred to such persons in December 2020 by Mr. DiPerna. Mr. DiPerna is the chairman of our board of directors, and also serves as our president, chief financial officer and treasurer. Mr. DiPerna is the trustee of both the Paul DiPerna Irrevocable Trust and the Paul DiPerna Trust.

Changes in Control

We are not aware of any arrangement that may result in a “changes in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The following table shows the number of securities to be issued upon exercise or vesting of outstanding equity awards under the 2017 Plan as of March 31, 2024.

	Number of securities to be issued upon exercise or vesting of outstanding equity awards (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans not approved by security holders	3,689,341	$3.70	3,648,651

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Below we describe any transactions to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, director nominees, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest since April 1, 2022.

MMC as the general partner of Manchester Explorer, L.P. (Explorer), combined with the holdings of its affiliates, JEB Partners LP, Mr. Besser and Mr. Frank, owned approximately 13% of our outstanding shares of common stock at March 31, 2024. Mr. Besser is our chief executive officer and a managing member of MMC. Mr. Frank is one of our directors, and he serves as the portfolio manager of Explorer and as a managing member of MMC. In February 2024, we closed a public offering of our common stock (the 2024 Offering), and Explorer purchased 900,000 shares in the 2024 Offering for aggregate gross proceeds to us of $990,000.

Mr. DiPerna’s daughter is an employee of ours, and, during fiscal 2024 and fiscal 2023, we paid her approximately $137,000 and $201,000, respectively, which includes the aggregate grant date fair value, as determined pursuant to FASB ASC Topic 718, of stock options granted to her.

See “Management” above for other related-party transactions involving our executive officers and directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees billed to us by Farber Hass Hurley LLP, or Farber, our independent registered public accounting firm, for the audit of our consolidated financial statements and other services provided (in thousands).

	Year ended March 31,
	2024	2023
Audit fees(1)	$63	$53
Audit-related fees(2)	38	6
Total(3)	$101	$59

(1)	Audit fees consisted of fees for professional services rendered for the audit of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements.

(2)	Audit-related fees consisted of fees for services related to our issuance of SEC registration statements and sales of our securities under registration statements.

(3)	Farber did not provide any non-audit or other services other than those reported under “Audit fees” and “Audit-related fees.”

The Audit Committee meets with our independent registered public accounting firm at least four times a year. At such times, the Audit Committee reviews and approves both audit and non-audit services performed by the independent registered public accounting firm, as well as the fees charged for such services. The Audit Committee is responsible for pre-approving all auditing services and non-auditing services (other than non-audit services falling within the de minimis exception set forth in Section 10A(i)(1)(B) of the Exchange Act and non-audit services that independent auditors are prohibited from providing to us) in accordance with the following guidelines: (1) pre-approval policies and procedures must be detailed as to the particular services provided; (2) the Audit Committee must be informed about each service; and (3) the Audit Committee may delegate pre-approval authority to one or more of its members, who shall report to the full committee, but shall not delegate its pre-approval authority to management. Among other things, the Audit Committee examines the effect that performance of non-audit services may have upon the independence of the auditors.

PART IV

ITEM 15: EXHIBITS

(a) Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of this report.

(b)

Other Schedules may omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	Form of Underwriting Agreement dated May 15, 2023	8-K	1.1	05/17/2023
1.2	Underwriting Agreement dated as of February 15, 2024 between the Registrant and Titan Partners Group LLC	8-K	1.1	02/16/2024
1.3	Sales Agreement, dated as of November 22, 2023, between Modular Medical, Inc. and Leerink Partners LLC	8-K	1.1	11/22/2023
2.1	Reorganization and Share Exchange Agreement dated as of July 24, 2017, by and among the Registrant, Quasuras, Inc., Paul DiPerna and the other stockholders of Quasuras, Inc.	8-K	2.1	07/28/2017
2.2	Addendum No. 1 to Reorganization and Share Exchange Agreement dated as of July 24, 2017, by and among the Registrant, Quasuras, Inc., Paul DiPerna and the other Stockholders of Quasuras, Inc. dated May 3, 2021	8-K	2.2	05/12/2021
3.1	Third Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on June 27, 2017	8-K	3.1	06/29/2017
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on November 24, 2021	8-K	3.1	12/01/2021
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on February 15, 2024	8-K	3.1	02/15/2024
3.4	Amended Bylaws	10-SB	3.2	03/08/2002
4.1*	2017 Equity Incentive Plan, as amended and restated				X
4.2	Form of Warrant to Purchase Common Stock dated February 14, 2022	8-K	4.1	02/14/2022
4.3	Form of Pre-Funded Warrant to Purchase Common Stock dated May 2, 2022	8-K	4.1	05/05/2022
4.4	Form of Private Placement Warrant dated May 2, 2022	8-K	4.2	05/05/2022
4.5	Form of Warrant	S-1/A	4.5	05/05/2023
4.6	Form of Underwriter’s Warrant	S-1/A	4.6	05/05/2023
4.7	Description of Registrant’s Securities	10-K	4.7	06/26/2023
10.1*	Employment Agreement dated August 1, 2018, by and between the Registrant and Paul DiPerna	S-1	10.4	06/27/2019
10.2	Intellectual Property Assignment Agreement dated July 24, 2017, by and between the Registrant, Quasuras, Inc. and Paul DiPerna	8-K	10.3	07/28/2017
10.3*	Technology Royalty Agreement dated as of July 24, 2017, by and between the Registrant, Quasuras, Inc. and Paul DiPerna	8-K	10.4	07/28/2017
10.4	Standard Industrial/Commercial Agreement between the Registrant and Michael Summers dated January 5, 2023	S-1	10.28	04/24/2023
10.5*	Form of Indemnification Agreement between the Registrant and each of its directors and officers used from January 23, 2020	10-Q	10.15	02/13/2020
10.6*	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended 2017 Equity Incentive Plan	10-Q	10.16	02/13/2020
10.7*	First Amendment to the Employment Agreement between the Registrant and Paul DiPerna effective as of May 12, 2020	8-K	10.18	05/27/2020
10.8*	Second Amendment to Employment Agreement between the Registrant and Paul DiPerna effective as of July 1, 2020	10-Q	10.20	08/12/2020

10.9	Form of Convertible Promissory Note issued in the 2021 Private Placement	8-K	10.21	05/12/2021
10.10	Form of Common Stock Purchase Agreement dated March 2020 by and between the Registrant and the Investors named therein	S-1	10.17	04/09/2020
10.11	Form of Securities Purchase Agreement for the 2021 Private Placement	8-K	10.23	05/12/2021
10.12	Form of Registration Rights Agreement for the 2021 Private Placement	8-K	10.24	05/12/2021
10.13	Form of Common Stock Purchase Warrant issued in the 2021 Private Placement	8-K	10.22	05/12/2021
10.14	Promissory Note dated October 28, 2021 between the Registrant and Manchester Explorer, L.P.	8-K	10.27	10/29/2021
10.15	Warrant Agency Agreement between the Registrant and Colonial Stock Transfer Company, Inc., dated February 14, 2022	8-K	10.1	02/14/2022
10.16	Form of Warrant Omnibus Amendment Agreement	S-1/A	10.31	02/07/2022
10.17	Form of Securities Purchase Agreement dated May 2, 2022	8-K	10.1	05/05/2022
10.18*	Severance and Release Agreement between the Registrant and Ellen O’Connor Vos dated February 23, 2022	S-1	10.33	07/06/2022
10.19*	Offer Letter Agreement between the Registrant and Kevin Schmid dated July 13, 2022	8-K	10.1	07/26/2022
10.20*	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Amended and Restated Modular Medical, Inc. 2017 Equity Incentive Plan	10-Q	4.11	08/14/2023
10.21	Form of Warrant Agency Agreement	S-1/A	10.29	05/05/2023
10.22	Form of Common Stock Purchase Agreement dated October 28, 2021 between the Registrant and the Investors named therein	8-K	10.29	10/29/2021
10.23	Modular Medical, Inc. Two-Part FDA Submission and Clearance Milestone Bonus Program	8-K	10.1	10/05/2023
10.24*	Third Amendment to Employment Agreement between the Company and Paul DiPerna	8-K	10.1	04/10/2024
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (see signature page of this Report)				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Compensation Recovery Policy				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of June, 2024.

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

Name	Title	Date

/s/ James E. Besser	Chief Executive Officer	June 21, 2024
James E. Besser	(Principal Executive Officer)

/s/ Paul DiPerna	Chairman, President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 21, 2024
Paul DiPerna

/s/ Duane DeSisto	Director	June 21, 2024
Duane DeSisto

/s/ Steven Felsher	Director	June 21, 2024
Steven Felsher

/s/ Morgan C. Frank	Director	June 21, 2024
Morgan C. Frank

/s/ Philip Sheibley	Director	June 21, 2024
Philip Sheibley

/s/ Carmen Volkart	Director	June 21, 2024
Carmen Volkart

/s/ Ellen O’Connor Vos	Director	June 21, 2024
Ellen O’Connor Vos