Form 10-Q
period 2024-06-30
Modular Medical, Inc.
filed 2024-08-13
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 32,561,407 as of August 5, 2024.

MODULAR MEDICAL, INC.

FORM 10-Q

JUNE 30, 2024

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2024 (Unaudited)	March 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,052	$9,232
Prepaid expenses and other	355	465
TOTAL CURRENT ASSETS	5,407	9,697

Property and equipment, net	3,619	2,975
Right of use asset, net	1,046	1,135
TOTAL ASSETS	$10,072	$13,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$461	$802
Accrued expenses	495	280
Short-term lease liabilities	386	373
TOTAL CURRENT LIABILITIES	1,342	1,455

Long-term lease liabilities	714	817
TOTAL LIABILITIES	2,056	2,272

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000 shares authorized; 32,561 and 32,464 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	32	32
Additional paid-in capital	78,050	77,432
Accumulated deficit	(70,066)	(65,929)
TOTAL STOCKHOLDERS’ EQUITY	8,016	11,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,072	$13,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2024	2023
Operating expenses
Research and development	$3,205	$2,768
General and administrative	1,015	983
Total operating expenses	4,220	3,751
Loss from operations	(4,220)	(3,751)

Other income	83	14

Net loss	$(4,137)	$(3,737)

Net loss per share
Basic and diluted	$(0.12)	$(0.22)

Shares used in computing net loss per share
Basic and diluted	33,884	17,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	32,464	$32	$77,432	$(65,929)	$11,535
Shares issued for services	10	—	15	—	15
Exercise of warrants	55	—	68	—	68
Issuances under equity incentive plan	32	—	6	—	6
Stock-based compensation	—	—	529	—	529
Net loss	—	—	—	(4,137)	(4,137)
Balance as of June 30, 2024	32,561	$32	$78,050	$(70,066)	$8,016

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2023	10,949	$11	$53,524	$(48,459)	$5,076
Issuance of common stock and warrants in equity offering, net	10,139	10	9,723	—	9,733
Issuances under equity incentive plan	7	—	6	—	6
Stock-based compensation	—	—	478	—	478
Net loss	—	—	—	(3,737)	(3,737)
Balance as of June 30, 2023	21,095	$21	$63,731	$(52,196)	$11,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,137)	$(3,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	535	484
Depreciation and amortization	196	58
Shares for services	5	5
Other	1	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(22)	(40)
Lease right-of-use asset	90	83
Accounts payable and accrued expenses	(126)	46
Change in lease liability	(90)	(106)
Net cash used in operating activities	(3,548)	(3,207)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(842)	(373)
Net cash used in investing activities	(842)	(373)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock purchase warrants	210	—
Proceeds from issuance of common stock and warrants, net	—	9,733
Net cash provided by financing activities	210	9,733

Net increase (decrease) in cash and cash equivalents	(4,180)	6,153

Cash and cash equivalents at beginning of period	9,232	3,799

Cash and cash equivalents at end of period	$5,052	$9,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODULAR MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Modular Medical, Inc. (the Company) was incorporated in Nevada in October 1998 under the name Bear Lake Recreation, Inc. The Company had no material business operations from 2002 until approximately 2017 when it acquired all of the issued and outstanding shares of Quasuras, Inc., a Delaware corporation (Quasuras), and changed its name from Bear Lake Recreation, Inc. to Modular Medical, Inc.

The Company is a pre-revenue, medical device company focused on the design, development and eventual commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of an innovative two-part patch pump, its initial product, the MODD1, the Company seeks to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care requiring considerable motivation that presently available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, the Company seeks to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets. In January 2024, the Company submitted a 510(k) premarket notification to the United States Food and Drug Administration (FDA) for the MODD1. In March 2024, the Company received comments from the FDA on its submission, and the Company responded to those comments in August 2024.

Liquidity and Going Concern

The Company expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and subsequent commercialization of its products. The Company expects that its research and development and general and administrative expenses will continue to increase, and, as a result, it will eventually need to generate significant revenue to achieve profitability. The Company’s expected operating losses and cash burn raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the consolidated financial statements as of and for the year ended March 31, 2024, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise additional capital, through the sale of additional equity or debt securities, to support its future operations. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product offering. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

Basis of Presentation

The Company’s fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the condensed consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2025 refers to the fiscal year ending March 31, 2025). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quasuras. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and with the rules and regulations of the United States Security and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated balance sheet as of March 31, 2024 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with these rules and regulations of the SEC. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending March 31, 2025 or for any other future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash held in demand deposit accounts. The Company maintains a portion of its cash in demand deposit accounts at high credit quality financial institutions within the United States, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to limits of approximately $250,000. No reserve has been made in the financial statements for any possible loss due to financial institution failure.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, pandemics, wars and acts of terrorism and the volatility of public markets. The Company may be unable to access the capital markets, and additional capital may only be available to the Company on terms that could be significantly detrimental to its existing stockholders and to its business.

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

Leases

The Company’s right-of-use assets consist of leased assets recognized in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 842, Leases, which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and the lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term in the consolidated statement of operations and comprehensive loss. The Company determines the lease term by agreement with the lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Stock-Based Compensation

The Company periodically issues stock options, restricted stock units and stock awards to employees and non-employees. The Company accounts for such awards based on FASB ASC Topic 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period, usually the vesting period. With respect to performance-based awards, the Company assesses the probability of achieving the requisite performance criteria before recognizing compensation expense. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing (Black Scholes) model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes model. The assumptions used in the Black-Scholes model could materially affect compensation expense recorded in future periods.

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

For the three months ended June 30, 2024 and 2023, the following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands).

	Three Months Ended June 30,
	2024	2023
Options to purchase common stock	4,322	2,824
Unvested restricted stock units	167	—
Common stock purchase warrants	11,173	11,997
Total	15,662	14,821

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended June 30, 2024 and 2023, the Company’s comprehensive loss was the same as its net loss.

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

NOTE 2 – CONSOLIDATED BALANCE SHEET DETAIL

	June 30, 2024	March 31, 2024
	(in thousands)
Property and equipment, net
Machinery and equipment	$4,082	$3,209
Computer equipment and software	66	66
Construction-in-process	250	283
Leasehold improvements	33	33
Office equipment	46	63
	4,477	3,654
Less: accumulated depreciation and amortization	(858)	(679)
Total	$3,619	$2,975

	June 30, 2024	March 31, 2024
	(in thousands)
Accrued expenses
Accrued wages and employee benefits	$296	$243
Other	199	37
Total	$495	$280

NOTE 3 – LEASES

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

Future minimum payments under the facility operating lease, as of June 30, 2024, are listed in the table below (in thousands).

Annual Fiscal Years
2025	$340
2026	470
2027	405
Total future lease payments	$1,215
Less: Imputed interest	(115)
Present value of lease liability	$1,100

Cash paid for amounts included in the measurement of lease liabilities was approximately $112,000 and $149,000 for the three months ended June 30, 2024 and 2023, respectively. Rent expense was approximately $112,000 for each of the three month periods ended June 30, 2024 and 2023, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

ATM Offering

In November 2023, the Company entered into a Sales Agreement (the ATM Agreement) with Leerink Partners LLC (Leerink) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, for aggregate gross proceeds of up to $6,500,000 through an “at the market offering” program under which Leerink will act as sales agent or principal. The ATM Agreement provides that Leerink will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock under the ATM Agreement. The Company has no obligation to sell any shares under the ATM Agreement and may, at any time, suspend solicitation and offers under the ATM Agreement.

Warrants

As of June 30, 2024, the Company had the following common stock purchase warrants outstanding (share amounts in thousands):

	Number of Shares	Exercise Price	Expiration
Balance as of March 31, 2024	12,521
Warrants exercised	(55)	$1.22	May 2028
Balance as of June 30, 2024	12,466

As of March 31, 2024, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Price	Expiration
Common stock	1,348	$0.01	—
Common stock	4,421	1.22	May 2028
Common stock	535	1.32	May 2027
Common stock	768	6.00	January 2027 - February 2027
Common stock	4,011	6.60	February 2027
Common stock	1,438	$6.60	November 2027
Total	12,521

The 1,348,000 pre-funded warrants with an exercise price of $0.01 per share were included in the weighted average shares outstanding calculation for each of the three-month periods ended June 30, 2024 and 2023. At March 31, 2024, the Company had a receivable from its transfer agent for approximately $142,000 for the proceeds from warrants exercised prior to March 31, 2024. The receivable was recorded in the prepaid and other line in the consolidated balance sheet at March 31, 2024 and was collected during the three months ended June 30, 2024.

Other

During the three months ended June 30, 2024, the Company issued 10,000 shares of common stock with a fair value of approximately $15,000 to a service provider.

NOTE 5 – STOCK-BASED COMPENSATION

Amended 2017 Equity Incentive Plan

In October 2017, the Board approved the 2017 Equity Incentive Plan (the Plan), as amended, with 1,000,000 shares of common stock reserved for issuance. In January 2020 and August 2021, the Board approved increases in the number of shares reserved for issuance by 333,334 and 1,333,334 shares, respectively. In January 2023 and February 2024, the Company’s stockholders approved increases in the number of shares reserved for issuance under the Plan by an additional 2,000,000 and 3,000,000 shares, respectively. Under the Plan, eligible employees, directors and consultants may be granted a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards and restricted stock units. The Plan is administered by the Board or, in the alternative, a committee designated by the Board.

Stock-Based Compensation Expense

Stock options granted by the Company generally vest over 36 months and have a 10-year term. As of June 30, 2024, the unamortized compensation cost related to stock options was approximately $2,262,000 and is expected to be recognized as expense over a weighted-average period of approximately 1.6 years.

In October 2023, under its Two-Part FDA Submission and Clearance Milestone Bonus Program (the Bonus Program), the Company granted stock options for 909,533 shares, which are subject to vesting based upon the achievement of certain performance milestones by the Company and continued service by the optionees. In January 2024, options to purchase 625,326 shares (net of forfeitures), which were granted under part one of the Bonus Program, vested upon the Company’s submission to the FDA. As of June 30, 2024, the Company had not commenced expense recognition of 242,307 (net of forfeitures) of the options, which were granted under part two of the Bonus Program, based on its assessment of the probability of achievement of the applicable performance requirements.

The weighted-average grant date fair value of options granted was $1.33 and $1.00 per share for the three months ended June 30, 2024 and 2023, respectively. The following assumptions were used in the fair-value method calculations:

Three Months Ended June 30,
	2024	2023
Risk-free interest rates	4.33% - 4.43%	3.51% - 4.13%
Volatility	118% - 123%	83% - 152%
Expected life (years)	5.0 - 5.7	5.0 - 6.1

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

The following table summarizes the activity in the shares available for grant under the Plan during the three months ended June 30, 2024:

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at March 31, 2024	3,648,651	3,689,341	$3.70
Share awards	(3,875)	—	1.56
Options granted	(682,375)	682,375	1.52
Options exercised	—	(7,530)	1.08
Options cancelled and returned to the Plan	42,230	(42,230)	2.62
Balance at June 30, 2024	3,004,631	4,321,956	$3.36

A stock option was exercised on a cashless basis for 7,530 shares of common stock during the three months ended June 30, 2024. There were no stock options exercised during the three months ended June 30, 2023. During the three months ended June 30, 2024 and 2023, the Company awarded 3,875 and 6,375 shares, respectively, to its non-employee directors under the Company’s outside director compensation plan. For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense for these share awards of approximately $6,000 and $5,900, respectively.

A summary of restricted stock unit (RSU) activity under the Plan is presented below.

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Balance at March 31, 2024	187,499	$0.91
Vested	(20,832)	$0.91
Non-vested shares at June 30, 2024	166,667	$0.91

The total intrinsic value of RSUs outstanding as of June 30, 2024 was approximately $263,000. The unamortized compensation cost at June 30, 2024 was approximately $153,000 related to RSUs and is expected to be recognized as expense over a period of approximately two years.

The following table summarizes the range of outstanding and exercisable options as of June 30, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$0.93 - $2.00	2,872,922	8.46	$1.49	1,564,467	$1.51	$369,936
$3.95 - $7.51	940,367	6.94	$5.29	807,756	$5.46	—
$8.61 - $17.70	508,667	6.98	$10.53	485,934	$10.53	—
$0.93 - $17.70	4,321,956	7.96	$3.38	2,858,157	$4.16	—

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. All tax returns for fiscal 2016 to fiscal 2023 may be subject to examination by the U.S. federal and state tax authorities. As of June 30, 2024, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the three months ended June 30, 2024 and 2023 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Purchase Obligations

The Company’s primary purchase obligations include purchase orders for machinery and equipment. At June 30, 2024, the Company had outstanding purchase orders for machinery and equipment and related expenditures of approximately $768,000.

In December 2023, the Company signed a device integration agreement with a provider of connected-care and remote monitoring diabetes technology solutions. As of June 30, 2024, the Company had a remaining obligation under the device integration agreement of approximately $400,000 over three years for technology license fees.

NOTE 8 – RELATED PARTY TRANSACTIONS

A family member of one of the Company’s executive officers is an employee of the Company. During the three months ended June 30, 2024 and 2023, the Company paid the family member approximately $57,300 and $34,800, respectively, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of stock options granted during each period.

NOTE 9 – SUBSEQUENT EVENTS

On August 2, 2024, 242,307 outstanding options, which were granted under part two of the Bonus Program, were cancelled, as the applicable performance requirements had not been achieved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (this Report). This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on June 21, 2024 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2024. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors including, without limitation, the direct and indirect effects of coronavirus disease 2019, or COVID-19, as well as inflationary risks, including the risk that the cost of certain of the Company’s components is increasing, and related issues that may arise therefrom. Many of those factors are outside of our control and could cause actual results to differ materially from those expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Report, refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2025 refers to the fiscal year ending March 31, 2025). Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer to Modular Medical, Inc. and its consolidated subsidiary.

Company Overview

We are a pre-revenue medical device company focused on the design, development and commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of a novel two-part patch pump, our initial product, the MODD1, we seek to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care that presently-available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, we seek to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets. In January 2024, we submitted a 510(k) premarket notification to the United States Food and Drug Administration (“FDA”) for our MODD1 insulin pump. In March 2024, we received comments from the FDA, and we submitted a response to the FDA’s comments in August 2024.

In February 2024, we completed a firm commitment underwritten offering and sold to the underwriter 9,090,910 shares of our common stock at a price of $1.10 per share (the 2024 Offering). We received aggregate proceeds of approximately $10.0 million before deducting underwriting discounts and commissions and other offering expenses. We also granted the underwriter a 30-day option to purchase up to an additional 1,321,989 shares of common stock to cover over allotments, if any. In March 2024, the underwriter exercised this option in full and purchased the additional securities for additional aggregate proceeds to us of approximately $1.5 million, before deducting underwriting discounts and commissions and other offering expenses. Historically, we have financed our operations principally through private placements and public offerings of our common stock and sales of convertible promissory notes. Based on our current operating plan, substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 1 of this Report are issued exists. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities, to support our future operations. If we are unable to secure additional capital, we will be required to curtail our research and development initiatives and take additional measures to reduce costs. We have provided additional disclosure in Note 1 to the consolidated financial statements in Item 1 of this Report and under Liquidity below.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2024. As of June 30, 2024, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	Three months ended June 30,		Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Research and development	$3,205	$2,768	$437	15.8%

Our research and development, or R&D, expenses include personnel, consulting, testing, materials and supplies, depreciation and amortization and other operational costs associated with the pre-FDA clearance production of our insulin pump product. We expense R&D costs as they are incurred.

Research and development, or R&D, expenses increased for fiscal 2025 compared with the same period of fiscal 2024, primarily due to increased employee-related costs of approximately $0.2 million, an increase of approximately $0.2 million in consulting costs, an increase in travel-related costs of approximately $0.1 million and an increase in depreciation expense of approximately $0.1 million. These increases were partially offset by an approximately $0.2 million decrease in material and supplies costs. Our full-time R&D employee headcount increased to 36 at June 30, 2024 from 34 at June 30, 2023. R&D expenses included stock-based compensation expenses of approximately $0.4 million for each of the three-month periods ended June 30, 2024 and June 30, 2023, respectively. We expect research and development expenses to remain consistent and then increase in the second half of fiscal 2025.

General and Administrative

	Three months ended June 30,		Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
General and administrative	$1,015	$983	$32	3.3%

General and administrative, or G&A, expenses consist primarily of personnel and related overhead costs for facilities, finance, human resources, legal, marketing and general management.

G&A expenses increased for the three months ended June 30, 2024 compared with the same period of 2023, primarily as a result of an increase in legal and professional services expenses of approximately $0.1 million, partially offset by decreases in facility-related costs of and other administrative expenses. G&A expenses included stock-based compensation expenses of approximately $0.2 million and $0.1 million for the three months ended June 30, 2024 and June 30, 2023, respectively. We expect G&A expenses to remain consistent and then begin to increase in the second half of fiscal 2025.

Liquidity and Capital Resources; Changes in Financial Condition

We do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with R&D activities and G&A expenses associated with our operations. For the three months ended June 30, 2024 and year ended March 31, 2024, we incurred net losses of approximately $4.1 million and $17.5 million, respectively. At June 30, 2024, we had a cash balance of $5.1 million and an accumulated deficit of approximately $70 million. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 1 of this Report are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our operating needs include the planned costs to operate our business, including amounts required to fund continued research and development activities, working capital and capital expenditures. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations. Recently, during the three months ended March 31, 2024, we completed an offering of shares of common stock for net proceeds of approximately $10.3 million, which includes the proceeds from the underwriter’s exercise of the overallotment. In November 2023, we entered into a Sales Agreement (the “ATM Agreement”) with Leerink Partners LLC (“Leerink”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, for aggregate gross proceeds of up to $6.5 million (subject to availability on our shelf registration statement) through an “at the market offering” program under which Leerink will act as sales agent or principal. In January 2024, we sold 153,879 shares of common stock for net proceeds of approximately $0.3 million under the ATM Agreement. Subject to market conditions, we expect to resume sales under the ATM during the remainder of fiscal 2025, subject to market conditions. In addition, since December 2023, we received a total of approximately $1.0 million of proceeds from the exercise of common stock purchase warrants issued in a public offering we completed in May 2023. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, without limitation, our ability to successfully commercialize our product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings. If we are unable to secure additional capital timely, we may be required to curtail R&D initiatives, reduce headcount and take additional measures to reduce costs in order to conserve our cash.

For the three months ended June 30, 2024, we used approximately $3.5 million of cash in operating activities, which primarily resulted from our net loss of approximately $4.1 million and net changes in operating assets and liabilities of approximately $0.1 million, as adjusted for stock-based compensation expenses of approximately $0.5 million, depreciation and amortization expenses of approximately $0.2 million and other immaterial adjustments. For the three months ended June 30, 2023, we used approximately $3.2 million in operating activities, which primarily resulted from our net loss of approximately $3.7 million, as adjusted for stock-based compensation expenses of approximately $0.5 million and depreciation and amortization expenses of approximately $0.1 million, which was partially offset by other immaterial adjustments.

For the three months ended June 30, 2024 and 2023, cash used in investing activities of approximately $0.8 million and $0.4 million, respectively, was for the purchase of property and equipment.

Cash provided by financing activities of approximately $0.2 million for the three months ended June 30, 2024 was attributable to proceeds from the exercise of common stock purchase warrants. Cash provided by financing activities of $9.7 million for the three months ended June 30, 2023 was attributable to net proceeds from the issuance of common stock and common stock purchase warrants in a public offering, net of underwriting fees and issuance costs.

Purchase Obligations

Our primary purchase obligations include purchase orders for machinery and equipment. At June 30, 2024, we had outstanding purchase orders for machinery and equipment and related expenditures of approximately $0.8 million.

In December 2023, we signed a device integration agreement with a provider of connected-care and remote monitoring diabetes technology solutions. As of June 30, 2024, we had a remaining obligation under the device integration agreement of approximately $0.4 million over three years for technology license fees.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. There are no material changes to the risk factors set forth under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2024, which we filed with the SEC on June 21, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On June 28, 2024, we issued 20,832 shares to one of our non-employee directors upon vesting of a restricted stock unit award granted under our Amended and Restated 2017 Equity Incentive Plan. On April 9, 2024 we issued 10,000 shares of our common stock to a service provider. The aforementioned issuances were made pursuant to exemptions from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, or a sinking or purchase fund installment, or any other material default, with respect to any indebtedness of ours.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Third Amendment to Employment Agreement between the Registrant and Paul DiPerna	8-K	10.1	04/10/2024
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following financial information from Modular Medical, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2024, filed with the SEC on August 9, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheets as of June 30 2024 and March 31, 2024, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date: August 13, 2024	By:	/s/ James E. Besser
James E. Besser
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul DiPerna
Paul DiPerna
Chairman, President, Chief Financial Officer and Treasurer
(Principal Financial Officer)