Form 10-Q
period 2024-09-30
Modular Medical, Inc.
filed 2024-11-14
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 34,571,939 as of November 13, 2024.

MODULAR MEDICAL, INC.

FORM 10-Q

SEPTEMBER 30, 2024

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2024 (Unaudited)	March 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,893	$9,232
Prepaid expenses and other	283	465
TOTAL CURRENT ASSETS	4,176	9,697

Property and equipment, net	3,641	2,975
Right of use asset, net	954	1,135
TOTAL ASSETS	$8,771	$13,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$501	$802
Accrued expenses	345	280
Short-term lease liabilities	398	373
TOTAL CURRENT LIABILITIES	1,244	1,455

Long-term lease liabilities	611	817
TOTAL LIABILITIES	1,855	2,272

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000 shares authorized; 34,370 and 32,464 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	34	32
Additional paid-in capital	81,904	77,432
Accumulated deficit	(75,022)	(65,929)
TOTAL STOCKHOLDERS’ EQUITY	6,916	11,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,771	$13,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$3,702	$3,159	$6,907	$5,927
General and administrative	1,294	1,031	2,309	2,014
Total operating expenses	4,996	4,190	9,216	7,941
Loss from operations	(4,996)	(4,190)	(9,216)	(7,941)
Other income	42	9	125	23
Loss before income taxes	(4,954)	(4,181)	(9,091)	(7,918)
Provision for income taxes	2	2	2	2
Net loss	$(4,956)	$(4,183)	$(9,093)	$(7,920)

Net loss per share
Basic and diluted	$(0.14)	$(0.19)	$(0.27)	$(0.40)

Shares used in computing net loss per share
Basic and diluted	34,338	22,445	34,114	19,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	32,464	$32	$77,432	$(65,929)	$11,535
Shares issued for services	10	—	15	—	15
Exercise of warrants	55	—	68	—	68
Issuances under equity incentive plan	32	—	6	—	6
Stock-based compensation	—	—	529	—	529
Net loss	—	—	—	(4,137)	(4,137)
Balance as of June 30, 2024	32,561	$32	$78,050	$(70,066)	$8,016
Shares issued for services	20	—	35	—	35
Exercise of warrants	939	1	844	—	845
At-the-market sales of stock, net	825	1	1,922	—	1,923
Issuances under equity incentive plan	25	—	9	—	9
Stock-based compensation	—	—	1,044	—	1,044
Net loss	—	—	—	(4,956)	(4,956)
Balance as of September 30, 2024	34,370	$34	$81,904	$(75,022)	$6,916

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2023	10,949	$11	$53,524	$(48,459)	$5,076
Issuance of common stock and warrants in equity offering, net	10,139	10	9,723	—	9,733
Issuances under equity incentive plan	7	—	6	—	6
Stock-based compensation	—	—	478	—	478
Net loss	—	—	—	(3,737)	(3,737)
Balance as of June 30, 2023	21,095	$21	$63,731	$(52,196)	$11,556
Shares issued for services	2	—	1	—	1
Issuances under equity incentive plan	27	—	7	—	7
Stock-based compensation	—	—	557	—	557
Net loss	—	—	—	(4,183)	(4,183)
Balance as of September 30, 2023	21,124	$21	$64,296	$(56,379)	$7,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,093)	$(7,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,588	1,048
Depreciation and amortization	456	153
Shares for services	26	11
Changes in assets and liabilities:
Prepaid expenses and other assets	64	105
Lease right-of-use asset	182	168
Accounts payable and accrued expenses	(355)	137
Change in lease liability	(182)	(186)
Net cash used in operating activities	(7,314)	(6,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,003)	(718)
Net cash used in investing activities	(1,003)	(718)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sales of stock, net	1,923	—
Proceeds from exercise of common stock purchase warrants	1,055	—
Proceeds from issuance of common stock and warrants, net	—	9,733
Net cash provided by financing activities	2,978	9,733

Net increase (decrease) in cash and cash equivalents	(5,339)	2,531

Cash and cash equivalents at beginning of period	9,232	3,799

Cash and cash equivalents at end of period	$3,893	$6,330

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

The Company is a pre-revenue, medical device company focused on the design, development and eventual commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of an innovative two-part patch pump, its initial product, the MODD1, the Company seeks to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care requiring considerable motivation that presently available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, the Company seeks to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets. In January 2024, the Company submitted a 510(k) premarket notification to the United States Food and Drug Administration (FDA) for the MODD1, and, in September 2024, the Company received FDA clearance to market and sell its MODD1 pump in the United States.

Liquidity and Going Concern

The Company does not currently have revenues to generate cash flows to cover operating expenses. Since its inception, the Company has incurred operating losses and negative cash flows in each year due to costs incurred in connection with its operations. The Company expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and commercialization of its products. The Company expects that its research and development and general and administrative expenses will continue to increase, and, as a result, it will eventually need to generate significant revenue to achieve profitability. When considered with its current operating plan, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the consolidated financial statements as of and for the year ended March 31, 2024, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise additional capital, through the sale of additional equity or debt securities, to support its future operations. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its MODD1 product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product offering. If the Company is unable to secure additional capital, it may be required to curtail its product commercialization and research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the six months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending March 31, 2025 or for any other future period.

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

	Six Months Ended September 30,
	2024	2023
Options to purchase common stock	4,531	2,913
Unvested restricted stock units	146	229
Common stock purchase warrants	10,430	11,892
Total	15,107	15,034

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended September 30, 2024 and 2023, the Company’s comprehensive loss was the same as its net loss.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The standard is effective for the Company for annual periods beginning April 1, 2027 and interim periods beginning April 1, 2028, with early adoption permitted. The standard may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact that this ASU will have on the presentation of its consolidated financial statements.

NOTE 2 – CONSOLIDATED BALANCE SHEET DETAIL

	September 30, 2024	March 31, 2024
	(in thousands)
Property and equipment, net
Machinery and equipment	$4,540	$3,209
Computer equipment and software	66	66
Construction-in-process	74	283
Leasehold improvements	33	33
Office equipment	46	63
	4,759	3,654
Less: accumulated depreciation and amortization	(1,118)	(679)
Total	$3,641	$2,975

	September 30, 2024	March 31, 2024
	(in thousands)
Accrued expenses
Accrued wages and employee benefits	$265	$243
Other	80	37
Total	$345	$280

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

Future minimum payments under the facility operating lease, as of September 30, 2024, are listed in the table below (in thousands).

Annual Fiscal Years
2025	$228
2026	470
2027	405
Total future lease payments	$1,103
Less: Imputed interest	(94)
Present value of lease liability	$1,009

Cash paid for amounts included in the measurement of lease liabilities was approximately $225,000 and $257,000 for the six months ended September 30, 2024 and 2023, respectively. Rent expense was approximately $225,000 for each of the six month periods ended September 30, 2024 and 2023, respectively and $113,000 for each of the three month periods ended September 30, 2024 and 2023.

NOTE 4 – STOCKHOLDERS’ EQUITY

ATM Offering

In November 2023, the Company entered into a Sales Agreement (the ATM Agreement) with Leerink Partners LLC (Leerink) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock through an “at the market offering” program under which Leerink will act as sales agent or principal. The ATM Agreement provides that Leerink will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock under the ATM Agreement. The Company has no obligation to sell any shares under the ATM Agreement and may, at any time, suspend solicitation and offers under the ATM Agreement. During the three and six months ended September 30, 2024, under the ATM Agreement, the Company sold 824,514 shares of common stock for proceeds of approximately $1,933,000, which was net of commissions and legal fees of approximately $82,000.

Common Stock Purchase Warrants

As of September 30, 2024, the Company had the following common stock purchase warrants outstanding (share amounts in thousands):

	Number of Shares	Exercise Price	Expiration
Balance as of March 31, 2024	12,521
Warrants exercised	(55)	$1.22	May 2028
Balance as of June 30, 2024	12,466
Warrants exercised	(252)	$0.01	—
Warrants exercised	(649)	$1.22	May 2028
Warrants exercised	(39)	$1.32	May 2027
Balance as of September 30, 2024	11,526

As of March 31, 2024, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Price	Expiration
Common stock	1,348	$0.01	—
Common stock	4,421	1.22	May 2028
Common stock	535	1.32	May 2027
Common stock	768	6.00	January 2027 - February 2027
Common stock	4,011	6.60	February 2027
Common stock	1,438	$6.60	November 2027
Total	12,521

The outstanding pre-funded warrants with an exercise price of $0.01 per share were included in the weighted average shares outstanding calculation for each of the three and six month periods ended September 30, 2024 and 2023. At March 31, 2024, the Company had a receivable from its transfer agent for approximately $142,000 for the proceeds from warrants exercised prior to March 31, 2024. The receivable was recorded in the prepaid and other line in the consolidated balance sheet at March 31, 2024 and was collected during the three months ended June 30, 2024.

Other

During the six months ended September 30, 2024 and 2023, the Company issued 30,000 and 1,429 shares of common stock with fair values of approximately $51,000 and $1,400, respectively to service providers.

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

Stock-Based Compensation Expense

Stock options granted by the Company generally vest over 36 months and have a 10-year term. As of September 30, 2024, the unamortized compensation cost related to stock options was approximately $1,763,000 and is expected to be recognized as expense over a weighted-average period of approximately 1.8 years.

In October 2023, under its Two-Part FDA Submission and Clearance Milestone Bonus Program (the Bonus Program), the Company granted stock options to purchase 909,533 shares of common stock, which were subject to vesting based upon the achievement of certain performance milestones by the Company and continued service by the optionees. In January 2024, options to purchase 625,326 shares (net of forfeitures), which were granted under part one of the Bonus Program, vested upon the Company’s submission to the FDA. In August 2024, options to purchase 242,307 shares (net of forfeitures), which were granted under part two of the Bonus Program, were canceled, as the Company did not receive clearance from the FDA for its MODD1 product by August 1, 2024. In August 2024, the Company granted new options to purchase 339,298 shares (the Clearance Options), which were subject to vesting based upon the Company’s receipt of clearance from the FDA for its MODD1 product by December 31, 2024 and continued service by the optionees. The Clearance options vested in full in September 2024 upon the Company’s receipt of clearance from the FDA for its MODD1 product.

The weighted-average grant date fair value of options granted was $1.41 and $1.00 per share for the six months ended September 30, 2024 and 2023, respectively, and $1.51 and $1.02 for the three months ended September 30, 2024 and 2023, respectively. The following assumptions were used in the fair-value method calculations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rates	3.4% - 4.1%	4.4% - 4.6%	3.5% - 4.4%	3.5% - 4.6%
Volatility	114% - 117%	127%	114% - 123%	82.6% - 152.2%
Expected life (years)	5.0 – 5.7	5.0 – 5.7	5.0 – 5.7	5.0 – 6.2

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

The following table summarizes the activity in the shares available for grant under the Plan during the six months ended September 30, 2024:

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at March 31, 2024	3,648,651	3,689,341	$3.70
Share awards	(3,875)	—	1.56
Options granted	(682,375)	682,375	1.52
Options exercised	—	(7,530)	1.08
Options cancelled and returned to the Plan	42,230	(42,230)	2.62
Balance at June 30, 2024	3,004,631	4,321,956	$3.36
Share awards	(3,875)	—	2.28
Options granted	(483,673)	483,673	1.81
Options cancelled and returned to the Plan	274,901	(274,901)	1.51
Balance at September 30, 2024	2,791,984	4,530,728	$3.33

A stock option was exercised on a cashless basis for 7,530 shares of common stock during the six months ended September 30, 2024. There were no stock options exercised during the six months ended September 30, 2023. During the six months ended September 30, 2024 and 2023, the Company awarded 7,750 and 12,640 shares, respectively, and for the three months ended September 30, 2024 and 2023, the Company awarded 3,875 and 6,265 shares, respectively, to its non-employee directors under the Company’s outside director compensation plan. For the six months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense for these share awards of approximately $15,000 and $13,000, respectively, and for the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense for these share awards of approximately $9,000 and $7,000, respectively.

A summary of restricted stock unit (RSU) activity under the Plan is presented below.

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Non-vested shares at March 31, 2024	187,499	$0.91
Vested	(20,832)	$0.91
Non-vested shares at June 30, 2024	166,667	$0.91
Vested	(20,833)	$0.91
Non-vested shares at September 30, 2024	145,834	$0.91

The total intrinsic value of RSUs outstanding as of September 30, 2024 was approximately $328,000. The unamortized compensation cost at September 30, 2024 was approximately $94,000 related to RSUs and is expected to be recognized as expense over a period of approximately 1.75 years.

The following table summarizes the range of outstanding and exercisable options as of September 30, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$0.93 - $2.28	3,098,454	8.41	$1.57	2,640,918	$1.55	$1,839,613
$3.95 - $7.51	933,145	6.69	$5.30	836,533	$5.42	—
$8.61 - $17.70	499,129	6.73	$10.56	490,036	$10.56	—
$0.93 - $17.70	4,530,728	7.87	$3.33	3,967,487	$3.48	$1,839,613

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. All tax returns for fiscal 2016 to fiscal 2023 may be subject to examination by the U.S. federal and state tax authorities. As of September 30, 2024, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the three and six months ended September 30, 2024 and 2023 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Purchase Obligations

The Company’s primary purchase obligations include purchase orders for machinery and equipment. At September 30, 2024, the Company had outstanding purchase orders for machinery and equipment and related expenditures of approximately $990,000.

In December 2023, the Company signed a device integration agreement with a provider of connected-care and remote monitoring diabetes technology solutions. As of September 30, 2024, the Company had a remaining obligation under the device integration agreement of approximately $400,000 over three years for technology license fees.

NOTE 8 – RELATED PARTY TRANSACTIONS

A family member of one of the Company’s executive officers is an employee of the Company. During the three months ended September 30, 2024 and 2023, the Company paid the family member approximately $43,365 and $28,954, respectively, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of stock options granted during each period. During the six months ended September 30, 2024 and 2023, the Company paid the family member approximately $100,625 and $63,754, respectively, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of stock options granted during each period.

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

Company Overview

We are a pre-revenue medical device company focused on the design, development and commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of a novel two-part patch pump, our initial product, the MODD1, we seek to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care that presently-available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, we seek to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets. In January 2024, we submitted a 510(k) premarket notification to the United States Food and Drug Administration (“FDA”) for our MODD1 insulin pump, and, in September 2024, we received FDA clearance to market and sell our MODD1 pump in the United States.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2024. As of September 30, 2024, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	September 30,		Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
Research and development – Three months ended	$3,702	$3,159	$543	17.1%
Research and development – Six months ended	$6,907	$5,927	$980	16.5%

Our research and development, or R&D, expenses include personnel, consulting, testing, materials and supplies, depreciation and amortization and other operational costs associated with the pre-FDA clearance production of our insulin pump product. We expense R&D costs as they are incurred.

R&D expenses increased for the three months ended September 30, 2024 compared with the same period of 2023, primarily due to increased stock-based compensation expense of $0.5 million, employee-related costs of approximately $0.2 million and increased depreciation expense of approximately $0.2 million. These increases were partially offset by decreases of approximately $0.2 million in consulting expenses and $0.2 million in material costs.

R&D expenses increased for the six months ended September 30, 2024 compared with the same period of 2023, primarily due to increased stock-based compensation costs of approximately $0.5 million, increased employee-related costs of approximately $0.4 million, an increase in depreciation expense of approximately $0.3 million and an increase in travel-related and other costs of approximately $0.1 million. These increases were partially offset by an approximately $0.3 million decrease in material and supplies costs. Our full-time R&D employee headcount increased to 42 at September 30, 2024 from 39 at September 30, 2023. R&D expenses included stock-based compensation expenses of approximately $0.8 million and $0.4 million for the three-months ended September 30, 2024 and 2023, respectively, and $1.2 million and $0.7 million for the six-month periods ended September 30, 2024 and 2023, respectively. We expect research and development expenses to increase in the second half of fiscal 2025, as we commence initial activities in support of commercialization of our MODD1 product.

General and Administrative

	September 30,		Change
	2024	2023	2023 to 2024
	(dollar amounts in thousands)
General and administrative – Three months ended	$1,294	$1,031	$263	25.5%
General and administrative – Six months ended	$2,309	$2,014	$295	14.6%

General and administrative, or G&A, expenses consist primarily of personnel and related overhead costs for facilities, finance, human resources, legal, marketing and general management.

G&A expenses increased for the three months ended September 30, 2024 compared with the same period of 2023, primarily as a result of increases in professional service, recruiting, legal and consulting expenses of approximately $0.3 million.

G&A expenses increased for the six months ended September 30, 2024 compared with the same period of 2023, primarily as a result of an increase in legal and professional services expenses of approximately $0.3 million and stock-based compensation expense of approximately $0.1 million, partially offset by decreases in travel-related and other costs of $0.1 million. G&A expenses included stock-based compensation expenses of approximately $0.2 million for each of the three-month periods ended September 30, 2024 and 2023, and $0.4 million and $0.3 million for the six months ended September 30, 2024 and 2023, respectively. We expect G&A expenses to increase in the second half of fiscal 2025, as we commence initial activities in support of commercialization of our MODD1 product.

Liquidity and Capital Resources; Changes in Financial Condition

We do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with our operations. For the six months ended September 30, 2024 and year ended March 31, 2024, we incurred net losses of approximately $9.1 million and $17.5 million, respectively. At September 30, 2024, we had a cash balance of $3.9 million and an accumulated deficit of approximately $75 million. We expect to continue to incur operating losses for the foreseeable future and incur cash outflows from operations, as we continue to invest in the development and commercialization of our products. We expect that our expenses will continue to increase, and, as a result, we will eventually need to generate significant revenue to achieve profitability. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 1 of this Report are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our operating needs include the planned costs to operate our business, including amounts required to fund continued research and development activities, working capital and capital expenditures. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations. During the three months ended March 31, 2024, we completed an offering of shares of common stock for net proceeds of approximately $10.3 million, which includes the proceeds from the underwriter’s exercise of the overallotment. In November 2023, we entered into a Sales Agreement (the “ATM Agreement”) with Leerink Partners LLC (“Leerink”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock (subject to availability on our shelf registration statement) through an “at the market offering” program under which Leerink will act as sales agent or principal. During the three months ended September 30, 2024, we sold 824,514 shares of common stock for net proceeds of approximately $1.9 million under the ATM Agreement. Subject to market conditions, we expect to resume sales under the ATM during the remainder of fiscal 2025, however, the potential net proceeds from such future sales are unknown. In addition, during the three months ended September 30, 2024, we received a total of approximately $0.8 million of proceeds from the exercise of common stock purchase warrants issued in a public offering we completed in May 2023. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, without limitation, our ability to successfully commercialize our MODD1 product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings. If we are unable to secure additional capital timely, we may be required to curtail product commercialization and R&D initiatives, reduce headcount and take additional measures to reduce costs in order to conserve our cash.

For the six months ended September 30, 2024, we used approximately $7.3 million of cash in operating activities, which primarily resulted from our net loss of approximately $9.1 million and net changes in operating assets and liabilities of approximately $0.3 million, as adjusted for stock-based compensation expenses of approximately $1.6 million, depreciation and amortization expenses of approximately $0.5 million and other immaterial adjustments. For the six months ended six September 30, 2023, we used approximately $6.5 million in operating activities, which primarily resulted from our net loss of approximately $7.9 million and net changes in operating assets and liabilities of approximately $0.2 million, as adjusted for stock-based compensation expenses of approximately $1.0 million, net changes in operating assets and liabilities of approximately $0.2 million and depreciation and amortization expenses of approximately $0.2 million.

For the six months ended September 30, 2024 and 2023, cash used in investing activities of approximately $1.0 million and $0.7 million, respectively, was for the purchase of property and equipment.

Cash provided by financing activities of approximately $3.0 million for the six months ended September 30, 2024 was attributable to proceeds from the at-the-market sales of stock and exercise of common stock purchase warrants. Cash provided by financing activities of $9.7 million for the six months ended September 30, 2023 was attributable to net proceeds from the issuance of common stock and common stock purchase warrants in a public offering, net of underwriting fees and issuance costs.

Purchase Obligations

Our primary purchase obligations include purchase orders for machinery and equipment. At September 30, 2024, we had outstanding purchase orders for machinery and equipment and related expenditures of approximately $1.0 million.

In December 2023, we signed a device integration agreement with a provider of connected-care and remote monitoring diabetes technology solutions. As of September 30, 2024, we had a remaining obligation under the device integration agreement of approximately $0.4 million over three years for technology license fees.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the three months ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On September 30, 2024, we issued 20,833 shares to one of our non-employee directors upon vesting of a restricted stock unit award granted under our Amended and Restated 2017 Equity Incentive Plan. On August 26, 2024, we issued 20,000 shares of our common stock to a service provider. The aforementioned issuances were made pursuant to exemptions from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, or a sinking or purchase fund installment, or any other material default, with respect to any indebtedness of ours.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following financial information from Modular Medical, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2024, filed with the SEC on November 13, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheets as of September 30 2024 and March 31, 2024, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date: November 14, 2024	By:	/s/ James E. Besser
James E. Besser
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul DiPerna
Paul DiPerna
Chairman, President, Chief Financial Officer and Treasurer
(Principal Financial Officer)