Form 10-Q/A
period 2024-09-30
Modular Medical, Inc.
filed 2024-11-27
CIK 1074871

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

EXPLANATORY NOTE

Modular Medical, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, originally filed with the SEC on November 14, 2024 (the “Original Form 10-Q”), solely to amend the cover page to correctly state in the affirmative that the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

This Amendment contains only the cover page, this Explanatory Note, Item 6, the Signature Page, and the certifications attached to this Amendment as Exhibits 31.1, 31.2, and 32.1. No other changes have been made to the Original Form 10-Q.

This Amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q other than as indicated. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our other filings with the SEC.

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

MODULAR MEDICAL, INC.

Date: November 27, 2024	By:	/s/ James E. Besser
James E. Besser
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul DiPerna
Paul DiPerna
Chairman, President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

2