Form 10-K
period 2025-03-31
Modular Medical, Inc.
filed 2025-06-20
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ____________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D- 1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on September 30, 2024 was $62,273,909.

The number of shares of the registrant’s common stock outstanding, par value $0.001 per share, as of June 16, 2025, was 54,247,388.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2025

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

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

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward- looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward- looking statement. Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating to:

●	our strategies, prospects, plans, expectations, forecasts or objectives;

●	our ability to achieve marketable products (i.e., our insulin pump products) and the costs and timing thereof;

●	acceptance of our product by our target market and our ability to compete in such market;

●	our ability to raise additional financing when needed and the terms and timing thereof;

●	our ability to expand, protect and maintain our intellectual property rights;

●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements;

●	our analysis of the target market for our insulin pump;

●	our ability to obtain regulatory approvals and clearances relating to our insulin pump products, including those of the United States Food and Drug Administration, or FDA;

●	regulatory developments in the United States and other countries;

ii

●	the timing and costs of our obtaining all regulatory approvals and clearances identified immediately above;

●	our compliance with all applicable laws, rules and regulations, including those of the Securities and Exchange Commission, or SEC, and the FDA;

●	our ability to compete in the diabetes marketplace with larger and more substantial medical device companies;

●	general economic, business, political and social conditions;

●	our reliance on and our ability to retain (and if necessary, timely recruit and replace) our officers, directors and key employees and their ability to timely and competently perform at levels expected of them;

●	our ability to generate significant revenues and achieve profitability;

●	our ability to manage the growth of our business;

●	our commercialization, marketing and manufacturing capabilities and strategies;

●	our ability to expand, protect and maintain our intellectual property position;

●	the success of competing third-party products;

●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security;

●	the specific risk factors discussed under the heading “Risk Factors” set forth in this Report; and

●	various other matters, many of which are beyond our control.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Report refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2025 refers to the fiscal year ended March 31, 2025). Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer to Modular Medical, Inc. and its consolidated subsidiary.

iii

PART I

ITEM 1. BUSINESS

Overview

We are a pre-revenue, medical device company focused on the design, development, and commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of an innovative two-part patch pump, we seek to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care that presently require considerable motivation from the patient to use the available insulin pumps. By simplifying and streamlining the user experience from the initial introduction of the patient to our product, prescription assistance, establishing insurance reimbursement, streamlined training and day-to-day use with strong clinical support, we seek to expand the wearable insulin delivery device market beyond the highly motivated “super users” to expand the category into the mass market. Our product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets for those individuals requiring multiple daily doses of insulin. In January 2024, we submitted a 510(k) premarket notification to the United States Food and Drug Administration, or the FDA, for our initial insulin pump product, the MODD1, and, in September 2024, we received FDA clearance to market and sell our MODD1 pump in the United States. We are actively working to manufacture and commercialize our MODD1 product and commence initial shipments during the quarter ending September 30, 2025. We are currently preparing a second 510(k) premarket notification application to the FDA for an updated version of the MODD1, called the Pivot, which is a tubeless version of the product that integrates the set into a true tubeless patch. The Pivot will provide us with cost and usability improvements and improved manufacturability, allowing our marketing to be focused on low cost and ease of use and learnability. We believe we will submit the notification for the Pivot by October 31, 2025, and we believe we could obtain regulatory clearance to market and launch Pivot during the three months ending March 31, 2026. We intend to replace the MODD1 with the Pivot, as soon as the required regulatory approval from the FDA is received. We also intend to obtain Conformite Europeenne, or CE, mark clearance for both our MODD1 and Pivot products, which would allow us to market and sell in European markets. We expect to obtain CE mark clearance in the first quarter of 2026.

Differentiation

We believe that there are a number of shortcomings and issues with currently available insulin pumps that prevent a substantial number of people who require insulin on a daily basis from choosing an insulin pump to treat their diabetes. We believe that, by tailoring our insulin pump to address such factors, we can expand the scope and adoption rate of insulin pump usage by the less capable, less motivated sector of the market. We believe that to achieve broader market acceptance, an insulin pump must be easier to learn to use, be less time-consuming to operate, more intuitive to both patients and physicians, and meet the standards for coverage by insurance providers so that co-payments required from patients are affordable and the hurdles to insurance coverage are significantly reduced.

Among the more prominent issues are:

●	Complexity: Many existing pumps are highly complex and require significant technical expertise to use effectively. We believe such pumps were designed for “super users,” who have high levels of motivation and technical competence. The complexity of pumps can be daunting to less technically inclined, less motivated users.

●	Cumbersome: We believe that a majority of existing pumps are bulky and difficult to manage, requiring a means of carrying the pump around and up to 48 inches of tubing to the injection site to connect the catheter to a pump. The tubing and the cartridge, which holds the insulin, must be replaced every few days. This requires users to carry spare parts and other equipment adding to the difficulty of using the pump. In comparison, our product only requires a cartridge change every few days.

●	Cost: Costs associated with insulin pump therapy can be high and prohibitive, especially for those on fixed or limited incomes. These costs vary by pump and insurance coverage, but multi-thousand-dollar upfront payments, often with substantial co-payments in addition to possible additional co-payments on consumables, can easily place current pumps out of reach for many patients. The leading patch pump on the market today also discards all the electronics required for pumping and communication every three days, creating a higher cost architecture and significant waste. We believe the reusability of our product will provide us with a significant cost advantage in the marketplace with our reusable pumping system.

●	Outdated style: Consumer electronics devices have evolved in both form and function. Diabetes pumps have not experienced similar progress. We believe that consumers will be more receptive of products designed with the user experience in mind and that many have low tolerance for complex, difficult procedures for use and maintenance of products.

●	Pump mechanism limitations: Traditional pumps generally utilize a syringe and plunger mechanism to deliver insulin. We believe this design limits the ability to reduce the size of the pump, and also potentially exposes the user to the unintended delivery of the full volume of insulin within the pump, which can cause hypoglycemia or death. We believe that the fear of adverse health events due to technical malfunctions related to traditional pump mechanism limitations deters the adoption of insulin pump therapy.

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

While our initial target market is people with Type 1 diabetes, we believe there is a substantial opportunity to penetrate the type 2 marketplace, first through our initial MODD1 pump, and then with the future introduction of Pivot, which would be the only 3 milliliter, tubeless removable patch pump on the market.

The MODD1 and its successor product the Pivot are high-precision pumps that we believe represent the best choice for new pump patients because they are affordable, easy to learn and use, and has a revolutionary design and internal technology that enable precision with low-cost manufacture and high reproducibility.

Key features include:

●	Three parts - one reusable, two disposable (the cartridge and the set) - snap together to form the working system;

●	One button interface, easy to learn and use;

●	Phone software for those who want to access more information on the product;

●	90-day reusable, 3-day disposable;

●	Removable system;

●	No external controller required, no charging, no battery replacement; and

●	Slim profile, lighter weight.

A proprietary survey of American healthcare payors representing 50 million covered lives (approximately one-third of total U.S. covered lives) performed for us by industry leading survey firm ISA in 2019 has demonstrated that payors are willing to grant equivalent or preferential coverage for a product with this feature set at launch in exchange for discounts of approximately 20%.

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

All people with T1D, which is our primary market, require daily insulin. According to the Seagrove 2023 Diabetes Blue Book, there are approximately 3.6 million potential users for insulin pumps, split evenly between type 1 and type 2. In this Report, we refer to people with T1D and people with T2D who require mealtime insulin as “insulin-requiring people with diabetes.”

Currently, there are two primary therapies available for insulin-requiring people with diabetes: multiple daily insulin injections directly into the body through syringes or insulin pens (a type of syringe), referred to as Multiple Daily Injection, or MDI therapy, or the use of an insulin pump to deliver mealtime insulin boluses to help with glucose absorption after carbohydrate consumption and a continuous subcutaneous insulin infusion, or CSII therapy, into the body. Generally, CSII therapy is considered to provide a number of advantages over MDI therapy, primarily an improvement in glycemic control, as measured by certain diabetes management tests such as hemoglobin A1c (HbA1c) measure and more recently Time in Range (TIR) where a continuous glucose measuring device is used to calculate this test. Among other clinical benefits, a study conducted by Tandem Diabetes Care, Inc., or Tandem, in 2021, demonstrated that insulin pump use can decrease glucose variability, reduce the number of hypoglycemia events, and reduce the fear of hypoglycemia.

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

Our research, along with marketplace data provided by Seagrove in 2023, estimates that 33% of Americans with T1D have an insulin pump and 28% of Americans with T1D (44% of those who currently utilize MDI) can be classified as having an interest in pump adoption and meeting the American Diabetes Association guidelines of glucose control if their objections to the currently available suite of products can be overcome. They do not want to closely manage their glucose levels and incur the associated time and effort involved; however, they understand, or are advised by their clinical care team, that they need to do more to achieve a reasonable level of glucose. They are the Almost Pumpers. We have developed what we believe to be the most technologically advanced delivery system overcome the objections and provide motivation for this market. We believe that there are four addressable hurdles to adoption:

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

According to the National Diabetes Health Care Provider Survey conducted by Seagrove Partners, LLC, or Seagrove, in 2021, approximately 25% of the 1.6 million highly insulin intensive individuals with T2D have considered going “on pump.”

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

We believe the present pump marketplace is approximately a $1.9 billion market, comprising 33% of T1D pumpers and a small group of T2D pumpers. Seagrove surveyed clinicians, and, in its 2021 report, estimated that 28% of T1D patients and 25% of T2D patients would adopt technology that was easier to use, learn and access and eligible for insurance reimbursement. We believe this represents a total addressable market of approximately $3 billion for us, assuming cartridge revenue of approximately $4,100 per patient, per year.

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

Our Insulin Pump

Instead of building complex, bespoke, and difficult to manufacture and maintain pumping and control systems, we began with the technology and the user in mind. Using proprietary methods of insulin measurement, we were able to eschew complex mechanisms and instead built a product, our MODD1, using only parts from high volume consumer electronics manufacturing lines, breaking the cost vs functionality curve that has existed in the insulin pump space and representing the first truly modern insulin pump design. We consider this to be a new kind of product for a new kind of patient.

In September 2024, we received clearance from the FDA to market and sell our MODD1 product in the United States. We plan to launch this pump in a single region during the quarter ending September 30, 2025. We expect to submit our successor product, our Pivot pump, which is a tubeless pump product, for clearance by October 31, 2025. A good part of our focus has shifted to managing the process of preparing to move our initial production line to our manufacturing partner, Phillips Medisize, a Molex company, a large tier-one medical device manufacturer, which will manage and operate our production to produce products for human use. We believe that Phillips Medisize will be able to rapidly scale our production to higher volumes at lower cost. We continue to devote substantial time and resources, including exhibiting at major diabetes conferences, to better understand the needs and preferences of Almost Pumpers and the specific patient/provider/payor requirements to motivate change from MDI therapy. By making the bolus delivery at meals simple, we believe we will drive improved health outcomes.

Our Pivot product has several distinguishing features:

(1)	The pump has a simple button to press to deliver insulin as the patient requires it. The electronic pump uses a simple motor for rotating a cam to motivate the insulin into the patient along with low power Bluetooth and near-field communication (NFC) chips to optionally allow the patient to communicate with a smart phone, tablet, or other mobile computing device.

(2)	The pump snaps together with a three-day disposable cartridge, which the patient fills with insulin for delivery. It includes a simple coin cell, which allows it to run through the 80-hour life of the cartridge.

(3)	The infusion set is built into the adhesive pad that the pump attaches to and the needle can be safely removed and discarded by the user after application. Despite this true patch form factor, the pump is removable by the user during the three days of wear.

The system will deliver a small continuous rate called a basal that will provide approximately 50% of the total daily dose required, and the user will use the on-pump button to administer boluses, typically before and after meals. The objective is to make the product simple to acquire and take home, simple to learn and most importantly, simple to use and live with, to expand the pump market, drive adoption and, ultimately, improve clinical outcomes.

Technological Advantages

The adoption of new ultra-high volume technologies will result in far easier manufacturing scale up, as parts sourcing and assembly processes are far easier. The MODD1 was designed from the beginning for mass manufacturing, and we have partnered with a tier-one medical device manufacturer, Phillips Medisize, to establish processes and “lights out” or near lights out production assembly lines whereby a minimal number of workers will be required in the production facility. This advantage is compounded by the high availability and already optimized cost reduction in its components. When we achieve production scale, we believe this should result in a cost of goods for MODD1, estimated on the competitors’ announced margins and sales, of approximately 50% lower than our closest patch pump competitor.

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

Our current goal is to commercialize our MODD1pump product and successfully obtain all required regulatory approvals for our Pivot pump product. Our long-term goal is to become a leading provider of insulin pump therapy by focusing on both consumer and clinical needs.

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

●	Use of go-to market commercialization technology.

We plan to commercialize our MODD1 product line using a highly differentiated go-to-market strategy. Generally, current pumps are marketed by a large, direct sales force to end users directly, and the manufacturer provides all training and support, as the current training reimbursement offered by insurance providers is inadequate to motivate clinicians to provide such training to patients. We intend to employ a different strategy and utilize i) distributors to target the daily insulin users who are still managed by a primary care physician and ii) a small direct sales force to directly engage with diabetes educator practices. Specifically, our direct sales force will engage with larger diabetes educator practices, which currently prescribe a high volume of pumps and deliver a consultative message focused on those users that indicate a desire to use a pump but have rejected all of the currently available options. We engaged Seagrove to conduct a survey of physicians and diabetes educators, and the resulting data suggested that approximately 25% of multiple daily injectors could be receptive to our offering. We believe that the modest 30-minute training requirement for our product, combined with the more limited feature set for our MODD1, will incentivize nurse practitioners to identify and train new users who have not been offered pumps before. This would also allow us to offer virtual or second level training support and not require us to be the primary training provider.

We plan to launch our MODD1 product during the quarter ending September 30, 2025 in a single region in the United States with a select group of providers to gain user experience. By October 31, 2025, we plan to submit a 510(k) premarket notification to the FDA for a new and improved version of the MODD1, the Pivot, which will use our proprietary, integrated insulin-delivery set manufactured by us. We believe the new integrated insulin-delivery set will offer improved user experience, while reducing our production costs. This new version of our product, the Pivot, is the version that we plan to launch nationally in the United States after we receive FDA clearance, which we expect could occur sometime in the first quarter of 2026.

We have also begun the process of obtaining Conformite Europeenne, or CE, mark clearance for our Pivot design, which would allow us to market and sell in European markets. We expect to obtain CE mark clearance in the first quarter of 2026. Our initial strategy to address European markets is to partner with distributors to bring the Pivot to market in those countries that accept the CE mark and have acceptable reimbursement. We believe that the combination of our patch pump form factor, lower cost at scale and lower training burden is well suited for European markets where there are very few physicians or nurses available to provide training. This would allow the Pivot to gain rapid adoption in areas where pump penetration is currently much lower than in the United States. We will target other select international markets using the same approach.

We believe the combination of these differentiated approaches will enable us to take reasonable initial market share, while not incurring the significant overhead cost of existing commercialization strategies employed by the incumbents, where competition for users is intense.

Manufacturing

Our pump product comprises the pump, a disposable cartridge that holds the insulin reservoir, a baseplate that affixes the pump product to the user’s body and the infusion set, which includes a cannula to infuse the insulin into the body. We intend to manufacture the pump, the cartridge and the baseplate and purchase the infusion set from third parties. Prior to shipment, our pump product will be packaged with an infusion set. In connection therewith:

●	We have installed automation machines in our facility that will be capable of assembling the cartridges at a rate sufficient to supply 6,000 patients (60,000 cartridges per month), and we plan to have this capacity moved to the Pivot product in 2026. We also have ordered production molding for more than three times this number of users, so we can quickly scale up with demand.

●	Product packaging will initially be performed manually by our personnel, while the cartridge automation is being refined. We expect to purchase and implement packaging automation equipment as the second phase of automation of the cartridge.

We have engaged Phillips Medisize as our manufacturing partner, and we are in the final stages of validating our manufacturing at Phillips Medisize’s facilities. Once the validation is complete, Phillips Medisize will then perform all manufacturing operations to ensure compliance with FDA regulations.

FDA Clearance

The FDA requires us to meet all applicable regulations for insulin pumps, a subcategory of infusion pumps, which are generally considered Class II devices by the FDA. In January 2024, we submitted a 510(k) premarket notification to the FDA for our initial insulin pump product, the MODD1, and, in September 2024, we received FDA clearance to market and sell our MODD1 pump in the United States. We plan to submit our Pivot successor product to the FDA by October 31, 2025, and we expect to receive FDA clearance by March 31, 2026.

Commercialization Steps

To commercialize our product, we must successfully complete a number of material steps, including:

●	Continue to ensure it meets:

o	FDA requirements for 510(k) clearance, including taking such actions, if any, as may be required by the FDA as a condition to granting approval and providing 510(k) clearance for our insulin pump;

o	the general needs and preferences of our Almost-Pumper target market based on our knowledge of the diabetes industry, information gathered from our soft launch and other information available and/or obtained by us from Almost Pumpers and their caregivers; and

o	the general guidelines of third-party payors, private and public insurance companies, preferred provider organizations and other managed care providers with particular focus on the guidelines established by the Center for Medicare and Medicaid Services, or CMS which administers the United States Medicare program, or Medicare. To assist us in making such modifications and refinements, we have retained independent consultants to focus on ensuring that our products and product candidates satisfy the existing coverage and reimbursement criteria of such third-party payors.

●	Transfer our manufacturing equipment and process to Phillips Medisize prior to product launch; and

●	Hire and retain appropriate sales and marketing personnel to develop, implement and launch a promotional campaign for our insulin pump substantially focused on our target market.

As with any medical device attempting to enter and successfully compete with existing products in an established and competitive marketplace, we will face significant hurdles to accomplish the above steps to commercialization including:

●	Obtaining FDA 510(k) clearance to market and sell our insulin pump to the public;

●	Obtaining any other FDA-required authorizations with regard to our product, as required by the Federal Food, Drug, and Cosmetic Act, or FDCA, which is administered by the FDA;

●	Educating endocrinologists, physician’s assistants, nurse practitioners and nurse educators, who typically prescribe pump usage, and certified diabetes educators and dieticians, who provide education and guidance to diabetes patients, as to what we believe to be the superior qualities of our products. We expect to continue to exhibit at the Association of Diabetes Care & Education Specialists, or ADCES, conference annually;

●	Demonstrating to select general practitioners, who have historically been skeptical of the heightened support inherent in insulin pumps, our product’s ease of use and convenience;

●	Ensuring that our products do, in fact, meet the needs of Almost Pumpers;

●	Overcoming the historic obstacles and reluctance of Almost Pumpers to using insulin pumps to treat their diabetes; and

●	Ensuring that third-party payors agree to cover all or a substantial portion of the purchase price and recurring costs of the use of our insulin pump products.

Looking Forward

Going forward, we expect to continue to evolve our MODD1 pump and its capabilities and functionality both in response to patient needs and as part of our current platform roadmap.

●	With future Pivot products, we intend to seek to add phone-based control and Alternative Controller Enabled (“ACE”) and Automated Insulin Deliver (“AID”) capability to allow integration with popular continuous glucose monitors. We believe this will expand our available market to include many existing pumpers. The new model has the same modular design and low-cost components as MODD1 and provides a much desired breakthrough for patients - two-factor command authentication that allows the wearer to use an application on his/her cell phone as the controller.

●	AID-control functionality is being developed and will be added via an ACE designation on the pump.

●	Any approved AID controller can drive insulin delivery in “auto” mode, when appropriate.

●	CGM integration allows the controller to potentially adjust basal insulin rate for meals and exercise with an approved algorithm.

●	With our future Pivot product, we will seek to move to a full-featured, multi-chamber pump optimized for high time-in-range fully autonomous close loop insulin delivery utilizing the form factor and cost advantages of its pumping designs to create an affordable, easy to use drug delivery system to realize the aspiration of true “artificial pancreas” systems. We envision moving to a drug prefill model, such that cartridges can be filled with insulin or other drugs and shipped cold chain to patients, further simplifying the use process.

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

These three insulin pump offerings are vying for the attention of the most motivated and well insured in hope of converting them away from their reliance on MDI. We believe the t:slim X2 and Minimed 770G pump products each receive in excess of $4,000 through durable medical equipment (DME) and daily consumable insurance coverage reimbursements. Daily consumable reimbursement would also cover on an ongoing basis cartridge, tubing and sets for each three-day period, as well. These products have controllers integrated into the pump, making them cumbersome and bulky, along with long (greater than 20 inch) tubing between the pump and the cannular site. The Omnipod is the third offering; a patch pump that attaches to your body for 72 hours and uses a separate controller to manage the insulin delivery process. Insurance coverage for Omnipod can be provided via DME but also via Pharmacy Benefit (PB). The Omnipod patch pump is more expensive per day and less accurate than other insulin pumps, according to a Mende 2022 study. Around 33% of people living with T1D are currently using insulin pumps; of these, the vast majority are using one of these three offerings, a statistic that has not changed significantly over the last five years.

All of these pump products require extensive training to initiate and two to four hours per day to use and manage on an ongoing basis. We believe this level of sophistication and effort combined with the cost and awkwardness of these products contribute to the limited uptake.

Although there are purely mechanical pumps available to patients with a small percentage of T2D patients using the Mannkind V-Go patch pump, a fixed basal rate and a button to deliver small boluses. This pump is simple to use, though gives little performance decision to the user (e.g., no possibility to change the basal rate, no possibility to stop bolus doses, small reservoir, pump that needs to be changed every day, etc.). The last available patch pump is provided by Cequr, called Simplicity, a bolus only delivery option without basal delivery or any electronic reporting. Cequr recently disclosed it has slightly more than 6,000 users. Beta Bionics, Inc. launched its I-Let pump in October 2023 and reported approximately 15,000 users at the end of 2024. Deka Research and Development Corp. received clearance for its Sequel Twist pump in July of 2023, but, to our knowledge, has not yet made its product available for sale.

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

Approximately 79% of the people who rely upon MDI therapy choose to not administer a shot outside of their house, which creates a poorly controlled group. Our pump products are designed to focus upon a segment of these people and mobilize them via a simple, easy to use, affordable product.

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

As of March 31, 2025, we held five U.S. utility and two foreign patents, and we also held 20 pending applications in the United States and abroad. The patents and patent applications cover various aspects of our technology, including our proprietary fluid movement technology and associated features of our insulin delivery methodology. There can be no assurance that the pending patent applications will result in the issuance of patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage.

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

The de novo classification process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its device to Class I or Class II, on the basis that the device presents low or moderate risk, as an alternative to following the typical Class III device pathway requiring the submission and approval of a PMA application. The FDA has confirmed our MODD1 product qualifies as a 510(k) eligible device and does not require a de novo classification.

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

The MDR requirements also extend to health-care facilities that use medical devices in providing care to patients, or “device user facilities,” which include hospitals, ambulatory surgical facilities, nursing homes, outpatient diagnostic facilities, or outpatient treatment facilities, but not physician offices. A device user facility must report any device-related death to both the FDA and the device manufacturer, or any device-related serious injury to the manufacturer (or, if the manufacturer is unknown, to the FDA) within 10 days of the event. Device user facilities are not required to report device malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur but may voluntarily report such malfunctions through MedWatch, the FDA’s Safety Information and Adverse Event Reporting Program.

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

The European Union approves the use of medical devices in a very different way. They have similar regulations and requirements to adhere to, however, a Notified Body, in the form of a private company, will represent their interests and is required to have sufficient expertise to review all applications and the company’s internal processes to ensure the safety of the product for which approval is being requested. We have identified a Notified Body to represent us, and we are following our FDA submission process with regard to preparing the materials and processes required to meet the regulations and gain clearance.

European Union

EEA

In the European Economic Area, or EEA, which is comprised of the 27 member states of the European Union plus Norway, Iceland and Liechtenstein, manufacturers of medical devices need to comply with the Essential Requirements laid out in Annex I to the EU Medical Devices Directive (Council Directive 93/42/EEC) or with the General Safety and Performance Requirements (GSPR) of the new EU Medical Devices Regulation (EU 2017/745). Compliance with these requirements is a prerequisite to be able to affix the CE mark to medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements and the GSPR and obtain the right to affix the CE Mark, manufacturers of medical devices must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements and the GSPR, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of the devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements and GSPR. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. As a general rule, demonstration of conformity of medical devices and their manufacturers with the Essential Requirements and GSPR must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence.

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

Employees

As of March 31, 2025, we had 54 employees, all of whom are located in the United States and 53 of whom are full-time, consisting of 49 in research and development and manufacturing operations and 5 in general and administrative functions.

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

Summary of Risk Factors

The following summarizes the risks and uncertainties that could materially adversely affect our business, financial condition, results of operation and stock price. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to Our Business, Operations and Industry

●	We might not be able to continue as a going concern.

●	We are a pre-revenue medical device company and have a history of significant operating losses; we expect to continue to incur operating losses, and we may never achieve or maintain profitability.

●	We will need substantial additional funding to complete subsequent phases of the development of our insulin pump products and to operate our business and such funding may not be available or, if it is available, such financing is likely to substantially dilute our existing stockholders.

●	We have a limited operating history and historical financial information upon which you may evaluate our performance.

●	The amount of financing we require will depend on a number of factors, many of which are beyond our control. Our results of operations, financial condition and stock price are likely to be adversely affected if our funding requirements increase or are otherwise greater than we expect.

●	Our future cash requirements may differ significantly from our current estimates.

●	We may not be able to utilize a significant portion of our net operating losses and tax credits.

●	Technological breakthroughs in diabetes monitoring, treatment or prevention could render our insulin pump products obsolete.

●	Any failure to attract and retain skilled directors, executives, employees and consultants could impair our product development and commercialization activities.

●	Our operations are substantially dependent upon key personnel.

●	We have and will need to outsource and rely on third parties for various aspects relating to the development, manufacture, sales and marketing of our insulin pump products, as well as in connection with assisting us in the preparation and filing of our regulatory submissions, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

●	We may not be able to identify, negotiate and maintain the strategic alliances necessary to develop and commercialize our products and technologies, and we will be dependent on our corporate partners if we do.

●	We may not receive the necessary regulatory clearance or approvals for our insulin pump products, and failure to timely obtain necessary clearances and/or approvals could harm our then operations, including our ability to commercialize our products.

●	Obtaining marketing authorization in the United States will not obviate the need to obtain marketing authorization in other jurisdictions. We must obtain approval from foreign regulatory authorities before we can market and sell any of our product candidates in countries outside the United States. We will incur additional costs in seeking such approvals, may experience delays in obtaining such approvals and cannot be certain that such approvals will be granted.

●	Our competitors may develop products that are more effective, safer and less expensive than ours.

●	We expect to rely on third-party manufacturers and will be dependent on their quality and effectiveness.

●	We may not be able to successfully scale-up manufacturing of our products in sufficient quality and quantity, which would delay or prevent us from developing and commercializing our products and product candidates.

●	We are dependent upon third-party suppliers to manufacture our products, and this makes us vulnerable to supply shortages and price increases; we may not be able to obtain an adequate supply of components on a timely basis or at all.

●	We may be subject to potential product liability and other claims that could materially impact our business and financial condition.

●	Legislative, regulatory, or medical cost reimbursement changes may adversely impact our business.

●	We are subject to extensive regulation by the FDA, which could restrict the sales and marketing of our insulin pump products and could cause us to incur significant costs.

●	Although our insulin pump products do not presently require clinical trials to apply to the FDA for clearance, and even if a clinical trial is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device or may be equivocal or otherwise not be sufficient for us to obtain approval of our product candidates.

●	Our success depends substantially upon our ability to obtain and maintain intellectual property protection relating to our insulin pump products and research technologies.

●	If we are sued for infringing on third-party intellectual property rights, it will be costly and time-consuming, and an unfavorable outcome would have a significant adverse effect on our business.

●	If we are unable to protect the confidentiality of our proprietary information, the value of our technology and products could be adversely affected.

●	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

●	Healthcare reform and drug-pricing reform laws could adversely affect our products and financial condition.

●	Even if we are able to obtain all regulatory approvals and have completed all other steps needed to be taken to commercialize our insulin pump products, if we or any contract manufacturers we select fail to comply with the FDA’s quality system regulations, the manufacturing and distribution of our products could be interrupted, and our product sales and operating results could suffer.

●	We may become involved in disputes with our present or future contract partners over intellectual property ownership or other matters, which would have a significant effect on our business.

●	Our insulin pump products will be subject to recalls, which would harm our reputation, business operations and financial results.

●	Our current insulin pump product does not yet have reimbursement and is not approved for insurance coverage. If in the future we are otherwise able to commercialize our insulin pump, but are unable to obtain adequate reimbursement or insurance coverage for such product from third-party payors, we will be unable to generate significant revenue.

Risks Related to Our Securities

●	We are subject to oversight by the SEC and other regulatory agencies. Investigations by those agencies could divert management’s focus and could have a material adverse effect on our reputation and financial condition.

●	If we are unable to satisfy the continued listing requirements of the Nasdaq, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

●	We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

●	We do not expect any cash dividends to be paid on our shares of common stock for the foreseeable future.

●	If the beneficial ownership of our common stock continues to be concentrated, it may prevent our stockholders from influencing significant corporate decisions.

●	Future sales of our securities could adversely affect the market price of our common stock and our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

●	Our articles of incorporation allow for our board of directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

●	If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely affect the trading price of our common stock.

●	Sustained inflation could have a material adverse effect on our business, financial condition, results of operations and liquidity.

●	Our board of directors is able to adopt recapitalizations through forward or reverse splits of our outstanding shares of common stock without stockholder approval.

●	If the beneficial ownership of our common stock continues to be concentrated, it may prevent our stockholders from influencing significant corporate decisions.

●	Future sales of our securities could adversely affect the market price of our common stock and our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

Risks Related to Our Business, Operations and Industry

We might not be able to continue as a going concern.

Our consolidated financial statements as of March 31, 2025 have been prepared under the assumption that we will continue as a going concern twelve months from the date of issuance of this Report. At March 31, 2025, we had cash and cash equivalents of $13.1 million and an accumulated deficit of $84.8 million. In March 2025, we completed a private placement of common stock and warrants for net proceeds to us of approximately $11.4 million. In addition, in November 2024, we completed a public offering of common stock for net proceeds to us of approximately $7.3 million. Even with these offering proceeds, we do not believe that our cash and cash equivalents will be sufficient to fund our operations for the period of 12 months from the date of issuance of this report, and we would need to raise additional capital. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

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

We are a pre-revenue medical device company and have a history of significant operating losses; we expect to continue to incur operating losses, and we may never achieve or maintain profitability.

We do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses in each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. For the years ended March 31, 2025 and, 2024, we incurred net losses of approximately $18.9 million and $17.5 million, respectively. As a result, we will need to raise additional capital in the future, which may or may not be available to us at all or only on unfavorable terms.

We expect to incur losses for the foreseeable future as we continue the development of, and seek regulatory clearance and approvals for, our insulin pump. Our MODD1 insulin pump is currently our only product, if it fails to gain market acceptance, we will not be able to generate any revenue, or explore other opportunities to enhance stockholder value, such as through a sale. If we fail to generate revenue and eventually become profitable, or if we are unable to fund our continuing losses, our stockholders could lose all or a substantial part of their investment.

We will need substantial additional funding to complete subsequent phases of the development of our insulin pump products and to operate our business and such funding may not be available or, if it is available, such financing is likely to substantially dilute our existing stockholders.

The discovery, development, and commercialization of new medical devices, such as our insulin pump, entails significant costs. We have completed the engineering and mechanical development of our insulin pump and cartridge, and obtained FDA clearance. In addition, we have also implemented a production-level manufacturing process, including purchasing required equipment for low-level manufacturing. We have developed a follow-on product, our Pivot pump, to, among other things, meet the general needs and preferences of the Almost Pumper marketplace and the guidelines of third-party payors. To enable us to accomplish these and other related items and continue to operate our business, we will need to raise substantial additional capital and/or enter into strategic partnerships or joint ventures to enable us to:

●	seek European regulatory approvals with appropriate clinical studies;

●	expand and continue to improve our manufacturing and commercialization capabilities;

●	develop, test, and, if approved, market our future product candidates;

●	acquire or license additional internal systems and other infrastructure; and

●	hire and support additional management, administrative, sales and marketing, and technical personnel.

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

Our future funding requirements will depend on many factors, including, but not limited to:

●	the testing costs for our insulin pump product candidates and other development activities conducted by us directly, and our ability to successfully conclude the studies and activities and achieve favorable results;

●	our ability to attract future strategic partners to pay for or share costs related to our product development efforts;

●	the costs and timing of seeking and obtaining regulatory clearance and approvals for our product candidates;

●	the costs of filing, prosecuting, maintaining and enforcing any patents and other intellectual property rights that we may have and defending against potential claims of infringement;

●	decisions to hire additional scientific, engineering or administrative personnel or consultants;

●	our ability to manage administrative and other costs of our operations; and

●	the presence or absence of adverse developments in our research program.

If any of these factors cause our funding needs to be greater than expected, our operations, financial condition, ability to continue operations and stock price may be adversely affected.

Our future cash requirements may differ significantly from our current estimates.

Our cash requirements may differ significantly from our estimates from time to time, depending on a number of factors, including:

●	the costs and results of our clinical studies regarding our insulin pump product candidates;

●	the time and costs involved in obtaining regulatory clearance and approvals;

●	whether we are able to obtain funding under future licensing agreements, strategic partnerships, or other collaborative relationships, if any;

●	the costs of compliance with laws, regulations, or judicial decisions applicable to us; and

●	the costs of general and administrative infrastructure required to manage our business and protect corporate assets and stockholder interests.

If we fail to raise additional funds on a timely basis, we will need to scale back our business plans, which would adversely affect our business, prospects, results of operations, financial condition, and stock price, and we may even be forced to discontinue our operations and liquidate our assets.

We may not be able to utilize a significant portion of our net operating losses and tax credits.

As of March 31, 2025, our federal net operating loss carryforwards totaled $45.6 million, of which $0.7 million will expire in 2037 and 2038 and $44.9 million will not expire. We have federal R&D tax credit carryforwards of $2.6 million which will expire in various years between 2038 through 2045. U.S. federal net operating losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal NOLs is limited to 80% of current year taxable income. Additionally, we have state net operating loss carryforwards of $68.0 million which will expire in various years between 2038 through 2045.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses and other tax attributes to offset future taxable income or income tax. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (many of which are outside our control). If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock then we may not be able to utilize a material portion of our net operating losses prior to their expiration, even if we were to achieve profitability. To the extent we are not able to offset future taxable income with our net operating losses, our net income and cash flows may be adversely affected.

Technological breakthroughs in diabetes monitoring, treatment or prevention could render our insulin pump products obsolete.

The diabetes treatment market is subject to rapid technological change and product innovation. Our insulin pump products are based on our proprietary technology, but a number of companies, medical researchers and existing pharmaceutical companies are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapeutics for the monitoring, treatment and/or prevention of insulin-dependent diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could render our products obsolete, which would have a material adverse effect on our business, prospects, results of operations and financial condition and could result in stockholders losing their entire investment.

Any failure to attract and retain skilled directors, executives, employees and consultants could impair our product development and commercialization activities.

Our business depends on the skills, performance, and dedication of our directors, executive officers and key engineering, scientific and technical advisors. Many of our current engineering or scientific advisors are independent contractors and are either self- employed or employed by other organizations. As a result, they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, which may affect their ability to provide services to us in a timely manner. We will need to recruit additional directors, executive management employees, and advisers, particularly engineering, scientific and technical personnel, which will require additional financial resources. In addition, there is currently intense competition for skilled directors, executives and employees with relevant engineering, scientific and technical expertise, and this competition is likely to continue. If we are unable to attract and retain persons with sufficient engineering, scientific, technical and managerial experience, we may be forced to limit or delay our product development activities or may experience difficulties in successfully conducting our business, which would adversely affect our business, prospects, results of operations and financial condition.

Our operations are substantially dependent upon key personnel.

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel. In particular, we are dependent on the performance and continued engagement of Paul DiPerna, our chairman, president and principal financial officer. Although we believe we will be able to engage qualified personnel for such purposes, an inability to do so could materially adversely affect our ability to market, sell, and enhance our products. While Mr. DiPerna is currently devoting his full-time working efforts to us, other employees and consultants may only be available to us on a part-time basis. The loss of services of one or more of our executive officers, especially Mr. DiPerna, or other key employees or our inability to hire and retain other qualified employees, including but not limited to research and development, sales, manufacturing, and administrative support staff, could have a material adverse effect on our business, prospects, results of operations and financial condition.

We have and will need to outsource and rely on third parties for various aspects relating to the development, manufacture, sales and marketing of our insulin pump products, as well as in connection with assisting us in the preparation and filing of our regulatory submissions, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We are dependent on third parties for important aspects of our business strategy. We do not have the required financial resources and personnel to carry out independently all aspects of the development of our products, and have limited resources to manufacture, market and sell our current product candidate. As a result, we contract with and rely on third parties for important functions, including in connection with certain aspects of the development and finalization of our products, the preparation and filing of our regulatory submissions and manufacturing and commercialization of our pump products. We have in the past and will continue to enter into multiple agreements with third parties for such services. If problems develop in our relationships with third parties, or if such parties fail to perform as expected, it could lead to delays or lack of progress in obtaining regulatory clearance, significant cost increases, changes in our strategies, and even failure of our product initiatives.

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

We may not receive the necessary regulatory clearance or approvals for our insulin pump products, and failure to timely obtain necessary clearances and/or approvals could harm our then operations, including our ability to commercialize our products.

Before we can market a new medical device, such as our insulin pump, we must first receive clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the “FDCA.” In the 510(k) clearance process, before a device may be marketed, the FDA must determine that such proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre- amendments device), a device that was originally on the U.S. market pursuant to a premarket approval (PMA) and later down- classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. In September 2024, we received FDA clearance to market and sell our initial pump product, our MODD1, in the United States.

Our Pivot product, which will be our second product after our MODD1 product, will require a new 510(k) clearance. The 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes less than 12 months, but it can last longer. Despite the time, effort and cost, a device may not be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory authorizations could harm our business, including our ability to commercialize our future product candidates and our stockholders could lose their entire investment. Furthermore, even if we are granted the required regulatory authorizations, such authorizations may be subject to significant limitations on the indicated uses for the device, which may limit the market for our future product candidates.

If the FDA requires us to go through a lengthier, more rigorous examination for our future product candidates than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

The FDA can delay, limit or deny clearance or approval for our product candidates for many reasons, including, for example:

●	our inability to demonstrate to the satisfaction of the FDA that a product candidate is substantially equivalent to the proposed predicate device;

●	the disagreement of the FDA with the design or implementation of our performance testing protocols or the interpretation of data from our performance testing;

●	the data from performance testing may be insufficient to support a determination of substantial equivalence or that our device meets required special controls or applicable performance standards;

●	our inability to demonstrate that the benefits of our pump outweigh the risks;

●	the manufacturing process or facilities we intend to use may not meet applicable requirements; for example, we experienced issues maintaining insulin stability on an initial version of our MODD1 product, and we attributed this issue to the materials used in the initial production process; we made the necessary changes to our materials and process to address this issue to obtain FDA clearance for the MODD1 product; and

●	the potential for approval policies or regulations of the FDA to change significantly in a manner rendering our data or regulatory filings insufficient for clearance or approval.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future product candidates or impact our ability to modify our future product candidate after clearance on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain clearance for our proposed future pump products, increase the costs of compliance or restrict our ability to maintain our current approval.

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

The development, manufacture, and marketing of our product candidates outside the United States is subject to government regulation. In most foreign countries, we must complete rigorous pre-clinical testing and extensive human clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product. If foreign regulatory authorities grant regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for approved devices may not be approved, which could limit our potential revenues. Foreign regulatory authorities may refuse to grant any approval. Consequently, even if we believe that pre- clinical and clinical data are sufficient to support regulatory approval for our products, foreign regulatory authorities may not ultimately grant approval for commercial sale in any jurisdiction. If our product candidates are not approved in such jurisdictions, our ability to generate revenues will be limited and our business will be adversely affected.

Our competitors may develop products that are more effective, safer and less expensive than ours.

Existing insulin pumps are expensive, with the more popular models receiving reimbursement exceeding $4,000 under durable medical equipment or pharmacy benefit coverage from individuals without health insurance and often requiring significant patient copays. Others have daily use costs that exceed the reimbursement rates of many health insurance plans, forcing some users to spend thousands of dollars a year in copays. We believe this makes insurers hesitant to pay for any pumps and places pumps out of reach for many patients who cannot afford such out of pocket expenses.

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

Our competitors may:

●	develop product candidates and market products that increase the levels of safety or efficacy that our product candidates will need to show in order to obtain regulatory approval;

●	develop product candidates and market products that are less expensive or more effective than ours;

●	commercialize competing products before we can launch any products we are working to develop;

●	hold or obtain proprietary rights that could prevent us from commercializing our products; or

●	introduce therapies or market medical products that render our current MODD1 product and future product candidates obsolete.

We expect to compete against large medical device companies, such as Medtronic, Inc., Tandem Diabetes Care, Inc. and Insulet Corporation, smaller companies that are collaborating with larger medical device companies, new companies, academic institutions, government agencies and other public and private research organizations. These competitors, in nearly all cases, produce similar products relative to the treatment of diabetes and have substantially greater financial resources than we do. Some of our competitors also have significantly greater experience in:

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

If we fail to achieve acceptance over other existing or newly developed products, we may be unable to obtain regulatory approval or successfully commercialize our future insulin pump product candidates. If our competitors’ market medical devices that are less expensive, safer or more effective than our insulin pump, or that gain or maintain greater market acceptance, we may not be able to compete effectively, which would adversely affect our business, prospects, results of operations and financial condition. See “Business - Competition.”

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

We may not be able to successfully scale-up manufacturing of our products in sufficient quality and quantity, which would delay or prevent us from commercializing our products.

In order to conduct larger-scale or late-stage clinical studies and for commercialization of our insulin pump products, if 510(k) clearance is granted for any product, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity for our MODD 1 product or future product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we are unable to successfully scale up the manufacture of our product candidate in sufficient quality and quantity, the development and testing of our product candidates and regulatory approval or commercial launch may be delayed, which could significantly harm our business.

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

The marketing and sale of our insulin pump exposes us to the risk of significant damages from product liability and other claims, and the use of our product in clinical studies may result in adverse effects from liability claims. We cannot predict all the possible harms or adverse effects that may result. We intend to obtain product liability insurance to provide some protection from claims. Nonetheless, we may not have sufficient resources to pay for any liabilities resulting from a personal injury or other claim, even if it is partially covered by insurance. In addition to the possibility of direct claims, we may be required to indemnify third parties against damages and other liabilities arising out of our development, commercialization and other business activities, which would increase our liability exposure. If third parties that have agreed to indemnify us fail to do so, we may be held responsible for those damages and other liabilities as well.

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

We are subject to extensive regulation by the FDA, which could restrict the sales and marketing of our insulin pump products and could cause us to incur significant costs.

Our insulin pump products are subject to extensive regulation by the FDA. These regulations relate to manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use of a legally marketed device, can be marketed in the United States, it must be cleared or approved by the FDA through the applicable premarket review process (510(k), PMA, or de novo classification), unless an exemption applies. While we have received 510(k) clearance for our initial insulin pump product, the MODD1, we may be required to obtain new 510(k) clearances for significant post-market modifications to the pump. For example, our Pivot product, which we expect over time to replace the MODD1 product, will require 510(k) clearance. Each premarket submission and review process can be expensive and lengthy, and entail significant user fees, unless exempt.

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

Although our insulin pump products do not presently require clinical trials to apply to the FDA for clearance, and even if a clinical trial is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device or may be equivocal or otherwise not be sufficient for us to obtain approval of our product candidates.

Clinical trials are almost always required to support a PMA application and may also be required to support 510(k) submissions, although at this time our products do not require a PMA. If the device presents a “significant risk” to human health as defined by the FDA, the FDA requires the study sponsor to submit an investigational device exemption, or IDE, application and obtain IDE approval prior to commencing human clinical trials. The IDE must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. An IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies the sponsor that the investigation is on hold and may not begin until the sponsor provides supplemental information about the investigation that satisfies the agency’s concerns. The FDA may also notify the sponsor that the study is approved as proposed. If the FDA determines that there are deficiencies or other concerns with an IDE that require modification of the study, the FDA may permit a clinical trial to proceed under conditional approval. Furthermore, the agency may withdraw approval of an IDE under certain circumstances. Clinical trials for a significant risk device may begin once an IDE is approved by the FDA and the appropriate Institutional Review Board, or IRB, at each clinical trial site. If the product is deemed a “non-significant risk” device, IDE approval from the FDA would not be required, but the clinical trial would need to meet other requirements including IRB approval. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy. A clinical trial may be suspended by the FDA or at a specific site by the relevant IRB at any time for various reasons, including a determination that the risks to the trial participants outweigh the benefits of participation in the clinical trial. Even if a clinical trial is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device or may be equivocal or otherwise not be sufficient for us to obtain approval of our product.

Our success depends substantially upon our ability to obtain and maintain intellectual property protection relating to our insulin pump products and research technologies.

We have applied to the U.S. Patent and Trademark Office, or the USPTO, and various foreign patent agencies for patents on our proprietary fluid movement technology and our insulin delivery methodology. To date, the USPTO has granted five patents to us, and we have been awarded two patents by foreign jurisdictions. We have additional applications pending and in various stages of review by the USPTO and foreign patent agencies. There can be no assurance that we will be issued additional patents by the USPTO or foreign patent agencies and that any of our patents will prevent other companies from competing with us. We will continue to attempt to patent our innovations, as appropriate, to help ensure a sustainable competitive advantage.

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

Our ability to commercialize our pump products depends on our ability to use, manufacture and sell our product current and future product candidates without infringing the patents or other proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the diabetes medical device area. There may be existing patents, unknown to us, on which our activities with our insulin pump products could infringe.

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

Healthcare reform and drug-pricing reform laws could adversely affect our products and financial condition.

In the United States, there have been, and continue to be, a number of legislative initiatives to contain healthcare costs. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (ACA), was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may affect our business, the ACA implemented payment system reforms, including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models and expanded the eligibility criteria for Medicaid programs. Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA. It is unclear how the ACA and its implementation, as well as efforts to repeal or replace, or invalidate, the ACA, or portions thereof, will affect our insulin pump or our business. Additional legislative changes, regulatory changes, and judicial challenges related to the ACA remain possible. It is possible that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have an adverse effect on our industry generally and on our ability to commercialize our insulin pump products and achieve profitability. We have assumed in all of our financial projections that there is not an increase in the reimbursement for our products through the pharmacy or durable medical equipment routes.

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

These and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any current product or future product candidate. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Legislative and regulatory proposals have been made to expand post- approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of any current or future product candidates, if any, may be. In addition, increased Congressional scrutiny of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Even if we are able to obtain all regulatory approvals and have completed all other steps needed to be taken to commercialize our insulin pump, if we or any contract manufacturers we select fail to comply with the FDA’s quality system regulations, the manufacturing and distribution of our products could be interrupted, and our sales and operating results could suffer.

We have established initial, low-volume manufacturing capability in our facility and with a tier one medical device contract manufacturer. We and the contract manufacturer of our insulin pump products will be required to comply with the FDA’s quality system regulations, which impose a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices. The FDA enforces its quality system regulations through periodic unannounced inspections. We cannot assure you that, in the future, any manufacturing facilities owned by us or any contract manufacturer will pass any quality system inspection. In the event that our or any contract manufacturer’s facilities fails a quality system inspection, the manufacturing or distribution of our products could be interrupted and our operations disrupted. Failure to take adequate and timely corrective action in response to an adverse quality system inspection could force a suspension or shutdown of any packaging and labeling operations or then manufacturing operations of any contract manufacturers, or a recall of our insulin pump products. If any of these events were to occur, we at such time would not be able to provide our customers with the quantity of insulin pumps that they require on a timely basis, our reputation could be harmed and we could lose any customers we then have, any or all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our insulin pump products will be subject to recalls, which would harm our reputation, business operations and financial results.

The FDA has the authority to require the recall of our pump products, if we commence manufacturing of our insulin pumps, and we, or any contract manufacturers we retain, fail to comply with relevant regulations pertaining to manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of the device. A government-mandated recall could occur if the FDA finds that there is a reasonable probability that our device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. Any recall would divert management’s attention and financial resources and harm our reputation with customers. A recall involving our insulin pump products would be particularly harmful to our business, financial condition and results of operations because these are currently our only products.

Our current insulin pump product does not yet have reimbursement and is not approved for insurance coverage. If in the future we are otherwise able to commercialize our insulin pump products, but are unable to obtain adequate reimbursement or insurance coverage for such product from third-party payors, we will be unable to generate significant revenue.

Our current insulin pump is not yet eligible for reimbursement and is not approved for insurance coverage. The future availability of insurance coverage and reimbursement for newly approved medical devices is highly uncertain. In the United States, patients using insulin pumps are generally reimbursed for all or part of the product cost by Medicare or other third-party payors. Any future commercial success of our insulin pump products will be substantially dependent on whether third-party coverage and reimbursement is available for future customers. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate reimbursement for our insulin pump, assuming we are able to fully develop and obtain all regulatory approval to market it in the United States. In addition, in certain countries, no uniform policy of coverage and reimbursement for medical device products and services exists among third- party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained, if obtained. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. Accordingly, unless government and other third-party payors provide coverage and reimbursement for our insulin pump products, patients may not use it, which would cause investors to lose their entire investment.

Risks Related to Our Securities

Any disruption and/or instability in economic conditions and capital markets could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.

Negative economic conditions and instability or uncertainty in the financial markets could have a negative impact on our ability to access the capital markets, and thus have a negative impact on our then operations and liquidity. We face certain risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity, or failure, of our banking, cash management and custodial financial institutions. A general shortage of liquidity and credit combined with the substantial losses in worldwide equity markets could lead to an extended worldwide recession in the future. If such occurred, we would face significant challenges if conditions in the capital markets did not improve. Our ability to access the capital markets under such circumstances could be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans. Even if we are able to raise capital under such circumstances, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions or how long such negative conditions might continue

International trade policies, including protectionist trade policies, such as tariffs and sanctions, could adversely affect our business, results of operations and financial condition.

Due to the interconnectedness of the global economy, policy changes in one area of the world can have an immediate and material adverse impact on markets around the world. Changes in international trade policies, including: (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in customs duties and tariffs on goods imported into the United States and reciprocal actions by other countries, could adversely affect our business, results of operations and financial condition.

Current or future tariffs or other restrictive trade measures may raise the costs of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships.

Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.

Ongoing uncertainty regarding trade policies may also complicate our short- and long-term strategic planning, and that of our partners and customers, including decisions regarding hiring, product strategy, capital investment, supply chain design and geographic expansion.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our supply chain, as well as our business, results of operations and financial condition. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in this Report.

Third parties might attempt to gain unauthorized access to our network or seek to compromise our products.

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

Risks Related to Our Securities

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

If we are unable to satisfy the continued listing requirements of the Nasdaq, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock may lose value and could be delisted from Nasdaq due to several factors or a combination of such factors. While our common stock is currently listed on Nasdaq, we can give no assurance that we will be able to maintain compliance with the continued listing requirements of Nasdaq, including, but not limited to, the corporate governance requirements, the minimum closing bid price requirement or the minimum equity requirement. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future or that our common stock will not be delisted in the future.

If we were to be delisted, we would expect our common stock to be traded in the over-the-counter market which could adversely affect the liquidity of our common stock. Additionally, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	a decreased ability to issue additional securities or obtain additional financing in the future;

●	reduced liquidity for our stockholders;

●	potential loss of confidence by customers, collaboration partners and employees; and

●	loss of institutional investor interest.

In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

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

If the beneficial ownership of our common stock continues to be concentrated, it may prevent our stockholders from influencing significant corporate decisions.

As of March 31, 2025, our executive officers, directors and certain persons, who may be deemed affiliates, beneficially owned approximately 14% of our issued and outstanding common stock. Specifically, James Besser, our chief executive officer, and Morgan Frank, a member of our board of directors, are the principals of Manchester Explorer, L.P., our largest stockholder. As of March 31, 2025, in the aggregate, Messrs. Besser and Frank were the beneficial owners of approximately 9% of our outstanding common stock. As a result, such persons may exercise substantial influence over the outcome of corporate actions requiring stockholder approval including, without limitation, the election of directors, certain mergers, consolidations and sales of all or substantially all of our assets or any other significant corporate transactions. Such persons may also vote against a change of control, even if such a change of control would benefit our other stockholders. Thus, investors in our common stock cannot reasonably expect to have any influence over the election of our directors or other matters submitted to a vote of our stockholders. Instead, our existing significant stockholders may exert a substantial influence on the election of our directors and any actions requiring or otherwise put to a stockholder vote, potentially in a manner that you do not support. The concentrated amount of control over our affairs held by a relatively few significant investors could serve to reduce the attractiveness or liquidity of our common stock, and thereby depress its trading price. Additionally, conflicts of interest may arise between these executive officers, directors and other affiliates, on the one hand, and us and our other stockholders, on the other hand. In resolving these conflicts of interests, these investors may favor their own interests and the interests of their affiliates, over the interests of our other stockholders, which could cause a material adverse effect on our business, prospects, financial condition and results of operations.

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

Furthermore, Section 404 of the Sarbanes-Oxley Act and related regulations require our management to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Based on its evaluation, our management concluded that our internal controls over financial reporting were effective as of March 31, 2025. We cannot provide assurance that, in the future, a material weakness or significant deficiency will not exist or otherwise be discovered. If that were to happen, it could harm our operating results and cause stockholders to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our securities.

Sustained inflation could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Inflation rates in the United States have remained elevated and may continue to rise. Inflation over the last several months has led us to experience higher costs, including, among others, labor and transportation. Some of our suppliers have raised their prices and may continue to raise prices, and, assuming we achieve FDA clearance and commence commercialization of our product, in the future, we may not be able to make corresponding price increases to obtain adequate gross margins and achieve profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

Item 1C. CYBERSECURITY

We believe a robust and proactive approach to cybersecurity risks and threats is essential to achieving our strategic business objectives and protecting our business. We may face a wide range of cybersecurity threats, such as ransomware and denial-of- service attacks. Our customers, suppliers and other business partners may also face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these third parties could have a material adverse effect on our business and results of operations. Due to the risks that cybersecurity threats can pose to our business, we intend to continually evaluate best practices and methods, including cyber defense systems and training programs, to protect our business from a wide range of potential threats.

We continue to evaluate our cybersecurity control processes and procedures to address the evolving cybersecurity risks that we may face in an increasingly technically capable environment. We have implemented practices and intend to implement policies to educate and provide guidance to our personnel, including awareness programs and other related cybersecurity best practices. We plan to conduct technical risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. We also plan to conduct programmatic risk assessments, including identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. Following these risk assessments, we will evaluate: i) whether and how to implement, and maintain reasonable safeguards to minimize identified risks, ii) how to reasonably address any identified gaps in existing safeguards; and how to regularly monitor the effectiveness of our safeguards. As we are a small pre-revenue company, we currently outsource our information technology (IT) functions to a third party. Working with the outsourced IT firm, our president will manage the risk assessment and mitigation process. Third parties will play an important role in our cybersecurity program. We intend to engage third-party service providers to conduct evaluations of our security controls, including penetration testing and consulting on best practices. The third-party services include testing both the design and operational effectiveness of security controls. This dependence exposes us, along with others who use such service providers, to the impact of a cyber-attack on their service providers. It is possible for a cyber-attack at a third- party service provider to have a significant financial, operational, or reputational impact to us. To reduce the effective impact to us of a cyber-attack on a third-party service provider, we intend to monitor the risks associated with our service providers through periodic review of these providers’ cybersecurity programs.

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

Authorized Capital

We are authorized by our Certificate of Incorporation to issue an aggregate of up to 5,000,000 shares of preferred stock, $0.001 par value per share, and 100,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2025, zero and 53,706,074 shares of preferred stock and common stock, respectively, were issued and outstanding.

Holders of Record

As of March 31, 2025, we had 169 stockholders of record. The actual number of stockholders is greater than this number of stockholders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Director Compensation

During the years ended March 31, 2025 and 2024, we issued a total of 83,331 and 83,333 shares of our common stock, respectively, to a non-employee director upon vesting of restricted stock units.

On each of March 31, 2024, December 30, 2023, and June 30, 2023 we issued a total of 6,375 shares of our common stock to a total of four of our non-employee directors in accordance with our Outside Director Compensation Plan (the “Director Plan”). On September 30, 2023, we issued a total of 6,265 shares of our common stock to a total of four of our non-employee directors in accordance with the Director Plan.

March 2025 Placement

On March 20, 2025, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with investors (the “Investors”) for the private placement (the “Private Placement”) of 6,247,656 units (each a “Unit”), with each Unit consisting of (A) two shares of our common stock and (B) one warrant (a “Warrant”) to purchase one share of our common stock, at an offering price of $1.92 per Unit. The common stock and the Warrants included in the Units and the common stock underlying the Warrants are collectively referred to herein as the “Securities.” The Private Placement closed on March 26, 2025.

Concurrently with the Private Placement, on March 20, 2025, we entered into a subscription agreement (the “Subscription Agreement”) with a foreign investor, pursuant to which we completed a direct private placement of 260,417 Units for additional aggregate gross proceeds of approximately $0.5 million on the same terms as the Private Placement (the “Concurrent Direct Placement”). The Concurrent Direct Placement closed on March 25, 2025.

The Securities being sold pursuant to the Purchase Agreements and the Subscription Agreement were sold and issued without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and/or Rule 506 promulgated thereunder, and in reliance on similar exemptions under applicable state laws. For the Securities being sold pursuant to the Subscription Agreement, we relied upon the exemption from the registration requirements of the Securities Act provided by Regulation S promulgated under the Securities Act.

Service Providers

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

Company Overview

We are a pre-revenue medical device company focused on the design, development and commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of a novel two-part patch pump, our initial product, the MODD1, we seek to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care that presently-available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, we seek to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets. In January 2024, we submitted a 510(k) premarket notification to the United States Food and Drug Administration (the “FDA”) for our MODD1 insulin pump, and, in September 2024, we received FDA clearance to market and sell our MODD1 pump in the United States. We are actively working to i) commercialize our MODD1 product and commence initial shipments in the quarter ending September 30, 2025, ii) obtain regulatory clearance to market and sell our Pivot Product in 2026, iii) obtain regulatory clearance to market and sell our pump products in foreign jurisdictions, iv) improve the manufacturability and usability of our pump products and v) develop new pump products.

In March 2025, we completed a private placement (the “Private Placement”) of 6,247,656 units (each a “Unit”), with each Unit consisting of (A) two shares of our common stock and (B) one warrant to purchase one share of common stock, at an offering price of $1.92 per Unit. The Private Placement provided us with aggregate gross proceeds totaling approximately $12 million, before deducting placement agent fees and other expenses. Concurrently with the Private Placement, we entered into a subscription agreement with a foreign investor pursuant to which we completed a direct private placement of 260,417 Units for additional aggregate gross proceeds of approximately $0.5 million on the same terms as the Private Placement.

Historically, we have financed our operations principally through private placements and public offerings of our common stock and warrants and sales of convertible promissory notes. Based on our current operating plan, substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 8 of this Report are issued exists. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities, to support our future operations. If we are unable to secure additional capital, we will be required to curtail our research and development initiatives and take additional measures to reduce costs. We have provided additional disclosure in Note 1 to the consolidated financial statements in Item 1 of this Report and under Liquidity below.

World Unrest

World unrest due to wars and terrorist attacks have led to economic disruptions. Mounting inflationary cost pressures and recessionary fears have negatively impacted the global economy. Since mid-2022, at times, the U.S. Federal Reserve has addressed elevated inflation by increasing interest rates. Market conditions may prevent us from accessing the capital markets, and additional capital may only be available to us on terms that could be significantly detrimental to our existing stockholders and to our business.

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

Research and Development

	Years ended March 31,		Year-over-Year Change
	2025	2024	2024 to 2025
Research and development	$14,697	$12,880	$1,817	14.1%

Our research and development, or R&D, expenses include personnel, consulting, testing, materials and supplies, depreciation and amortization and other operational costs associated with the production of our insulin pump products. We expense R&D costs as they are incurred.

R&D expenses increased in fiscal 2025 compared with fiscal 2024 primarily due to increases in engineering and operations personnel costs of $1.6 million, depreciation and amortization of $0.7 million and travel-related and other costs of approximately $0.3 million. The increase in personnel costs was attributable to increased average headcount year over year, salary increases effected during fiscal 2025, payment of bonuses in fiscal 2025 and higher payroll taxes. Our R&D employee headcount increased to 48 at March 31, 2025 from 36 at March 31, 2024. The increase in depreciation and amortization expenses was primarily due to an increase in machinery and equipment purchased and placed in service to further develop and expand our manufacturing capabilities. The increases in R&D expense were partially offset by decreases in consulting costs of $0.6, materials and supplies expenditures of $0.1 million and stock-based compensation of $0.1 million. The decrease in consulting expenditures was primarily due to a reduction in utilization of consultants, as we increased our employee headcount, and a decrease in utilization of outside testing and other third parties in support of our FDA submission in the fourth quarter of 2024. R&D expenses included stock-based compensation expenses of approximately $1.8 million and $1.9 million for fiscal 2025 and fiscal 2024, respectively.

We expect R&D expenses will increase in fiscal 2026, as we continue to hire additional engineering, quality assurance, and operations personnel, bring-up our manufacturing process at our medical device contract manufacturer and continue the development and prepare for the submission of our Pivot product, as we expect to transition our MODD1 product to the new Pivot product in 2026.

General and Administrative

	Year ended March 31,		Year-over-Year Change
	2025	2024	2024 to 2025
General and administrative	$4,351	$4,649	$(298)	(6.4)%

General and administrative, or G&A, expenses consist primarily of personnel and related overhead costs for facilities, finance, human resources, general management and marketing.

G&A expenses decreased in fiscal 2025 compared with fiscal 2024 primarily as a result of reductions in stock-based compensation expense of $0.2 million, marketing expense of $0.1 million (due to a participant study for our product performed in fiscal 2024), travel-related expenses of $0.1 million and shipping expenses of $0.1 million. The decreases were partially offset by increased consulting fees of $0.1 million and personnel costs of $0.1 million. G&A expenses included stock-based compensation expenses of approximately $0.6 million and $0.8 million for fiscal 2025 and fiscal 2024, respectively. We expect G&A expenses to increase in fiscal 2026, as we expect to increase headcount, as we develop a limited sales and marketing organization, add finance and administration personnel and implement systems to support our anticipated growth and commercialization of our product during fiscal 2026.

Liquidity and Capital Resources; Changes in Financial Condition

Going Concern

We do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred associated with our operations. For the years ended March 31, 2025 and 2024, we incurred net losses of approximately $18.8 million and $17.5 million, respectively. At March 31, 2025, we had a cash balance of $13.1 million and an accumulated deficit of approximately $84.8 million. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 8 of this Report are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our operating needs include the planned costs to operate our business, including amounts required to fund continued research and development activities, working capital and capital expenditures. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations.

Recently, in March 2025, we entered into securities purchase agreements with investors, with respect to the issuance and sale in a firm commitment underwritten offering for the private placement (the “2025 Private Placement”) of 6,508,073 units of its securities. Upon closing of the 2025 Placement, we sold 13,016,146 shares of common stock and warrants to purchase 6,508,073 shares of its common stock for net proceeds of approximately $11.4 million. The securities were sold as a unit with each unit consisting of two shares of common stock and one warrant (the “2025 Private Placement Warrants”) to purchase one share of common stock, at a public offering price of $1.92 per unit. In November 2024, we completed a firm commitment underwritten offering for net proceeds of $7.3 million. In November 2023, we entered into a Sales Agreement (the “ATM Agreement”) with Leerink Partners LLC (“Leerink”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock (subject to and based on current availability on our shelf registration statement) through an “at the market offering” program under which Leerink will act as sales agent or principal. Currently, we have approximately $7.2 million available for issuance under the ATM Agreement. In fiscal 2025, we received gross proceeds of approximately $2.2 million from sales under the ATM Agreement. Further, in fiscal year 2025, we received a total of approximately $1.1 million of proceeds from the exercise of common stock purchase warrants issued in a public offering we completed in May 2023. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, without limitation, our ability to successfully commercialize our product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings. If we are unable to secure additional capital timely, we may be required to curtail R&D initiatives, reduce headcount and take additional measures to reduce costs in order to conserve our cash.

Purchase Obligations

Our primary purchase obligations include purchase orders for machinery and equipment. At March 31, 2025, we had outstanding purchase orders for machinery and equipment and related expenditures of approximately $1.5 million. In December 2023, we signed a device integration agreement with a provider of connected-care and remote monitoring diabetes technology solutions. As of March 31, 2025, we had a remaining obligation under the device integration agreement of approximately $400,000 over three years for technology license fees.

Liquidity

In fiscal 2025, we used approximately $15.7 million in operating activities, which primarily resulted from our net loss of approximately $18.8 million, as increased by changes to operating assets and liabilities of approximately $0.4 million, and as adjusted for non-cash charges and gains, which included approximately $2.4 million of stock-based compensation expenses, depreciation and amortization expenses of approximately $1.1 million, and other immaterial adjustments. The changes in operating assets and liabilities primarily related to the timing of payments to vendors.

In fiscal 2024, we used approximately $14.0 million in operating activities, which primarily resulted from our net loss of approximately $17.5 million, less changes to operating assets and liabilities of approximately $0.4 million, as adjusted for non-cash charges and gains, which included stock-based compensation expenses of approximately $2.7 million, depreciation and amortization of approximately $0.4 million and other immaterial adjustments. The changes in operating assets and liabilities primarily related to the timing of payments to vendors.

For fiscal 2025 and fiscal 2024, cash used in investing activities of approximately $2.5 million and $1.7 million, respectively, was for the purchase of property and equipment.

Cash provided by financing activities for fiscal 2025 totaled approximately $22.1 million and was primarily attributable to net proceeds of approximately $11.4 million from a private placement of common stock and warrants, which closed in March 2025, net proceeds of approximately $7.3 million from the issuance of common stock and warrants in a public offering, which closed in November 2024, proceeds of approximately $1.3 million for the exercise of common stock purchase warrants and proceeds of approximately $2.1 million from the sale of shares under the ATM Agreement.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Note 1 to the consolidated financial statements in Item 8 of this Report describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We have identified the accounting policies below as some of the more critical to our business and the understanding of our results of operations. These policies may involve estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Although we believe our judgments and estimates are appropriate, actual future results may differ from our estimates, and if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

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

Stock-based compensation

We periodically issue stock options, restricted stock units and stock awards to employees and non-employees. We account for such awards based on Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period, usually the vesting period. With respect to performance-based awards, we assess the probability of achieving the requisite performance criteria before recognizing compensation expense. We estimate the fair value of stock options on the date of grant using the Black-Scholes-Merton Option Pricing (“Black Scholes”) model which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes model. The assumptions used in the Black-Scholes model could materially affect compensation expense recorded in future periods.

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

We account for uncertain tax positions in accordance with ASC Topic 740, Income Taxes. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more- likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the consolidated statements of operations.

Leases

We account for our leases under ASC 842, Leases (“ASC 842”), and related ASUs, which provide supplementary guidance and clarifications. Under ASC 842, all significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date. ROU assets and corresponding lease liabilities are not recorded for leases with an initial term of 12 months or less (short-term leases), and we recognize lease expense for these leases as incurred over the lease term.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and
Stockholders of Modular Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Modular Medical, Inc. (the “Company”) as of March 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations and will need to raise additional funds to sustain its operations and meet future obligations until profitability is achieved. These circumstances raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

As described further in Note 1, the Company has incurred losses since inception, and expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and future commercialization of its product. The Company expects that its research and development and general and administrative expenses will continue to increase, and, as a result, the Company will need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

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

Stock Based Compensation

As discussed in Note 5, during the year ended March 31, 2025, the Company granted options to purchase shares of its common stock to employees, directors and consultants. Management is required to analyze the fair value of each option granted and amortize the expense over the vesting period.

We identified the valuation recognition of stock-based compensation of granted stock options as a critical audit matter due to the significant judgments and assumptions required by management when developing the fair value of the options and the potential for material impact. The fair value includes subjective assumptions including the expected stock price volatility, expected term of the granted options, and the risk-free interest rate.

The primary procedures we performed to address this critical audit matter included:

-	We gained an understanding of Company’s processes and controls in place for determining the fair value of options granted.

-	We evaluated the option price model management selected to determine the fair value, and analyzed the underlying data and assumptions used in the calculations.

-	We performed independent recalculations of the fair value of granted stock options using our own assumptions and compared the results to the Company’s estimates.

/s/ Farber Hass Hurley LLP

PCAOB Firm ID 223

We have served as the Company’s auditor since 2018.

Chatsworth, California

June 20, 2025

Modular Medical, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	March 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,095	$9,232
Prepaid expenses and other	422	465
TOTAL CURRENT ASSETS	13,517	9,697
Property and equipment, net	4,453	2,975
Right of use assets, net	765	1,135
TOTAL NON-CURRENT ASSETS	5,218	4,110
TOTAL ASSETS	$18,735	$13,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$338	$802
Accrued expenses	504	280
Short-term lease liabilities	423	373
TOTAL CURRENT LIABILITIES	1,265	1,455
Long-term lease liabilities	393	817
TOTAL LIABILITIES	1,658	2,272

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000 shares authorized as of March 31, 2025 and 2024; 53,706 and 32,464 shares issued and outstanding as of March 31, 2025 and 2024, respectively	54	32
Additional paid-in capital	101,776	77,432
Accumulated deficit	(84,753)	(65,929)
TOTAL STOCKHOLDERS’ EQUITY	17,077	11,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,735	$13,807

The accompanying notes are an integral part of these audited consolidated financial statements.

Modular Medical, Inc.

Consolidated Statements of Operations

(In thousands, except per-share data)

	Year Ended March 31,
	2025	2024
Operating expenses
Research and development	$14,697	$12,880
General and administrative	4,351	4,649
Total operating expenses	19,048	17,529
Loss from operations	(19,048)	(17,529)
Other income	226	61

Loss before income taxes	(18,822)	(17,468)
Provision for income taxes	2	2

Net loss	$(18,824)	$(17,470)
Net loss per share
Basic and diluted	$(0.51)	$(0.78)
Shares used in computing net loss per share
Basic and diluted	37,007	22,377

The accompanying notes are an integral part of these audited consolidated financial statements.

Modular Medical, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2023	10,949	$11	$53,524	$(48,459)	$5,076
Issuance of common stock in public offerings, net of fees and issuance costs	20,552	20	20,045	—	20,065
At-the-market sales of stock, net	154	—	278	—	278
Exercise of warrants	719	1	883	—	884
Shares issued for services	2	—	1	—	1
Issuances under equity incentive plan	88	—	37	—	37
Stock-based compensation	—	—	2,664	—	2,664
Net loss	—	—	—	(17,470)	(17,470)
Balance as of March 31, 2024	32,464	$32	$77,432	$(65,929)	$11,535
Issuance of common stock and warrants in private placements, net of fees and issuance costs	13,016	13	11,354	—	11,367
Issuance of common stock and warrants in public offering, net of fees and issuance costs	5,451	6	7,338	—	7,344
At-the-market sales of stock, net	920	1	2,113	—	2,114
Exercise of warrants	1,719	2	1,107	—	1,109
Shares issued for services	30	—	51	—	51
Issuances under equity incentive plan	106	—	24	—	24
Stock-based compensation	—	—	2,357	—	2,357
Net loss	—	—	—	(18,824)	(18,824)
Balance as of March 31, 2025	53,706	$54	$101,776	$(84,753)	$17,077

The accompanying notes are an integral part of these audited consolidated financial statements.

Modular Medical, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year ended March 31,
	2025	2024
Cash Flows from operating activities
Net loss	$(18,824)	$(17,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,381	2,701
Loss on asset disposal	—	21
Depreciation and amortization	1,063	426
Shares issued for services	51	19
Other	1	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(100)	(94)
Lease right-of-use assets	370	342
Accounts payable and accrued expenses	(288)	458
Lease liabilities	(374)	(355)
Net cash used in operating activities	(15,720)	(13,952)

Cash flows from investing activities
Purchases of property and equipment	(2,493)	(1,700)
Net cash used in investing activities	(2,493)	(1,700)

Cash flows from financing activities
Proceeds from at-the-market sales of common stock, net	2,114	278
Proceeds from exercise of common stock warrants	1,251	742
Proceeds from public offering of common stock and warrants, net	7,344	20,065
Proceeds from private placements of common stock and warrants, net	11,367	—
Net cash provided by financing activities	22,076	21,085

Net increase in cash and cash equivalents	3,863	5,433
Cash and cash equivalents, at beginning of year	9,232	3,799

Cash and cash equivalents, at end of year	$13,095	$9,232
Supplemental disclosure:
Noncash investing and financing activities:
Receivable from transfer agent for warrant exercise proceeds	$—	142
Cash paid for:
Income taxes	$2	$2

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

Liquidity and Going Concern

The Company does not currently have revenues to generate cash flows to cover operating expenses. Since its inception, the Company has incurred operating losses and negative cash flows in each year due to costs incurred in connection with its operations. The Company expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and commercialization of its products. The Company expects that its operating expenses will continue to increase, and, as a result, it will eventually need to generate significant revenue to achieve profitability. When considered with its current operating plan, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the consolidated financial statements as of and for the year ended March 31, 2025, expressed substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise additional capital, through the sale of additional equity or debt securities, to support its future operations. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its pump products, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product offering. If the Company is unable to secure additional capital, it may be required to curtail its product commercialization and research and development initiatives and take additional measures to reduce costs in order to conserve its cash. In November 2024, the Company completed a public offering of its common stock for net proceeds of approximately $7.3 million. In March 2025, the Company completed private placements of its common stock and warrants for net proceeds of approximately $11.4 million.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Estimates may include those pertaining to accruals, stock-based compensation and income taxes. Actual results could differ from those estimates.

Research and Development

The Company expenses research and development expenditures as incurred.

General and Administrative

General and administrative expenses consist primarily of payroll and benefit costs, rent, stock-based compensation, legal and accounting fees, and facility and other finance and administrative expenses.

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

Leases

The Company’s right-of-use assets consist of leased assets recognized in accordance with Financial Accounting Standards Board (“FASB”) ASC No. 842, Leases, which requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and the lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term in the consolidated statement of operations and comprehensive loss. The Company determines the lease term by agreement with the lessor. In cases where the lease does not provide an implicit interest rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Stock-Based Compensation

The Company periodically issues stock options, restricted stock units and stock awards to employees and non-employees. We account for such awards based on Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period, usually the vesting period. With respect to performance-based awards, the Company assesses the probability of achieving the requisite performance criteria before recognizing compensation expense. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing (“Black Scholes”) model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes model. The assumptions used in the Black-Scholes model could materially affect compensation expense recorded in future periods.

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

The following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	March 31,
	2025	2024
Options to purchase common stock	4,917	3,689
Unvested restricted stock units	104	187
Common stock purchase warrants	18,030	11,173
Total	23,051	15,049

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

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended March 31, 2025 and 2024, the Company’s comprehensive loss was the same as its net loss.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and it requires retrospective application to all prior periods presented in the financial statements. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements, but it has resulted in additional disclosures within the footnotes to the consolidated financial statements (see Note 8).

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

NOTE 2 – CONSOLIDATED BALANCE SHEET DETAIL

	March 31,
	2025	2024
	(in thousands)
Prepaid and other current assets:
Prepaid expenses	$352	$318
Receivable from transfer agent for warrant exercise proceeds	—	142
Other receivables	70	5
	$422	$465

	March 31,
	2025	2024
	(in thousands)
Property and equipment, net:
Machinery and equipment	$5,311	$3,209
Computer equipment and software	66	66
Construction-in-process	685	283
Leasehold improvements	33	33
Office equipment	45	63
	6,140	3,654
Less: accumulated depreciation and amortization	(1,687)	(679)
	$4,453	$2,975

	March 31,
	2025	2024
	(in thousands)
Accrued expenses:
Accrued wages	$391	$243
Other	113	37
	$504	$280

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

Future minimum payments under the facility operating lease, as of March 31, 2025, are listed in the table below (in thousands).

Fiscal year ending March 31,
2026	470
2027	405
Total future lease payments	875
Less: Imputed interest	(59)
Present value of lease liabilities	$816

Cash paid for amounts included in the measurement of lease liabilities was approximately $452,000 and $476,000 for the years ended March 31, 2025 and 2024, respectively. Rent expense was approximately $449,000 for each of the years ended March 31, 2025 and 2024.

NOTE 4 – STOCKHOLDERS’ EQUITY

Increase in Authorized Shares

In February 2024, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation (the “Amendment”) to increase the number of authorized shares of common stock from 50,000,000 shares, to 100,000,000 shares. The Amendment was filed with the state of Nevada and became effective on February 15, 2024.

ATM Offering

In November 2023, the Company entered into a Sales Agreement (the “ATM Agreement”) with Leerink Partners LLC (“Leerink”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock through an “at the market offering” program under which Leerink will act as sales agent or principal. The ATM Agreement provides that Leerink will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock under the ATM Agreement. The Company has no obligation to sell any shares under the ATM Agreement and may, at any time, suspend solicitation and offers under the ATM Agreement. During the twelve months ended March 31, 2025 and 2024, under the ATM Agreement, the Company sold 920,199 and 153,879 shares of common stock, respectively, for gross proceeds of $2,224,440 and $286,120. During the twelve months ended March 31, 2025 and 2024, the Company incurred commissions and legal fees of $110,440 and $127,196, respectively.

March 2025 Private Placement

On March 20, 2025, the Company entered into securities purchase agreements (the “Purchase Agreements”) with investors (the Investors) for the private placement (the “Private Placement”) of 6,247,656 units (each a Unit), with each Unit consisting of (A) two shares of the Company’s common stock and (B) one warrant (a “Warrant”) to purchase one share of common stock, at an offering price of $1.92 per Unit. Certain affiliates, officers and directors of the Company purchased a total of 374,478 Units in the Private Placement. The common stock and the Warrants included in the Units and the common stock underlying the Warrants are collectively referred to herein as the “Securities.” The Private Placement closed on March 26, 2025 with aggregate gross proceeds totaling approximately $12 million, before deducting placement agent fees and other expenses. Concurrently with the Private Placement, the Company entered into a subscription agreement with a foreign investor pursuant to which the Company completed a direct private placement of 260,417 Units for additional aggregate gross proceeds of approximately $0.5 million on the same terms as the Private Placement.

The Warrants have an exercise price of $1.12 per share. Each Warrant is exercisable immediately and will expire four years from the date of issuance. The exercise price and number of shares of common stock issuable upon exercise of the warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock and the exercise price. Subject to limited exceptions, an Investor may not exercise any portion of its warrants to the extent that the Investor would beneficially own more than 4.99% (or, at the election of the holder prior to the date of issuance, 9.99%) of the Company’s outstanding common stock after exercise. In the event of certain fundamental transactions, the holder of the Warrants will have the right to receive the Black Scholes Value (as defined in the Warrants) of its Warrants calculated pursuant to a formula set forth in the Warrants, payable in cash.

Newbridge Securities Corporation (the “Placement Agent”) acted as the Company’s placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of February 10, 2025, between the Company and the Placement Agent, pursuant to which the Company paid the Placement Agent (i) a cash fee equal to 7.25% of the aggregate gross proceeds from the sale of the Securities in the Private Placement and (ii) reimbursement for certain of out-of-pocket expenses, including for reasonable expenses and legal fees of $50,000. In addition, the Company issued to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 874,672 shares of common stock (7.0% of the common stock sold in the Private Placement). The Placement Agent Warrants have substantially the same terms as the Warrants except the Placement Agent Warrants will have an exercise price equal to $1.40 per share (125% of the exercise price of the Warrants). The Placement Agent Warrants will be exercisable six months from the date of issuance and expire on the fourth anniversary of the issuance date.

November 2024 Public Offering

In November 2024, the Company entered into an underwriting agreement (the “Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC (“Titan”), relating to a firm commitment underwritten offering (the “November 2024 Offering”) of 5,450,573 shares (the “Shares”) of common stock of the Company, at a public offering price of $1.50 per share. The November 2024 Offering closed on November 25, 2024 (the “Closing Date”), resulting in gross proceeds to the Company of approximately $8.2 million, before deducting underwriting discounts, commissions and offering expenses.

Pursuant to the Agreement, as partial compensation for its services, the Company issued to Titan on the Closing Date, warrants (the “Underwriter Warrants”) to purchase an aggregate of 381,540 shares of common stock. The Underwriter Warrants are exercisable, in whole or in part, commencing on May 21, 2025 and expire on November 25, 2029, at an exercise price per share of $1.875.

February 2024 Public Offering

On February 15, 2024, the Company entered into an underwriting agreement (the “2024 Underwriting Agreement”) with Titan, with respect to the issuance and sale 9,090,910 shares of its common stock at a price of $1.10 per share in a firm commitment underwritten offering (the “February 2024 Offering”) by the Company. Upon the closing of the February 2024 Offering, the Company received aggregate proceeds of approximately $10,000,000, before deducting underwiring discounts and commissions and other offering expenses.

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

Titan was paid a cash fee of 7.0% of the aggregate gross proceeds of the February 2024 Offering (including the over-allotment option) and reimbursed certain out-of-pocket expenses of approximately $75,000.

May 2023 Public Offering

On May 15, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Newbridge Securities Corporation (the “Underwriter”), with respect to the issuance and sale in a firm commitment underwritten offering (the “2023 Offering”) by the Company of units of its securities. Upon the closing of the 2023 Offering, the Company sold 8,816,900 shares of its common stock and warrants to purchase 4,408,450 shares of its common stock for aggregate proceeds of approximately $9,390,000, before deducting underwriting discounts and commissions and other offering expenses. The securities were sold as a unit, with each unit consisting of two shares of common stock of the Company and one warrant (the “2023 Warrants”) to purchase one share of common stock, at a public offering price of $2.13 per unit. The 2023 Warrants were immediately separable and exercisable, have a per share exercise price of $1.22 and expire five years from the date of issuance.

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

The Underwriter was paid a cash fee of 7.0% of the aggregate gross proceeds of the 2023 Offering (including the over-allotment option) and reimbursed certain out-of-pocket expenses of approximately $125,000. In addition, pursuant to the Underwriting Agreement, the Company initially issued to the Underwriter common stock purchase warrants (the “UW Warrants”) for a total of 709,760 shares. Subsequently, the UW Warrants were reissued to the Underwriter and its agents for a total of 604,623 shares. The UW warrants were exercisable six months from the respective issuance dates and have a four-year term and a per share exercise price of $1.32.

Issuances of Common Stock and Warrants

During the years ended March 31, 2025 and 2024, the Company issued 30,000 and 1,429 shares of common stock to service providers, respectively, with fair values of approximately $50,500 and $1,400, respectively.

As of March 31, 2025, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Prices	Expiration Dates
Balance as of March 31, 2024	12,521
Issuance of common stock warrants	381	$1.875	November 2027
Issuance of common stock warrants	6,508	$1.12	March 2029
Issuance of common stock warrants	875	$1.40	March 2029
Common stock warrants exercised	(817)	$0.01	—
Common stock warrants exercised	(51)	$1.32	May 2027
Common stock warrants exercised	(856)	$1.22	May 2028
Balance as of March 31, 2025	18,561

As of March 31, 2024, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Prices	Expiration Dates
Balance as of March 31, 2023	7,565
Issuance of common stock warrants	605	$1.32	May 2027
Issuance of common stock warrants	5,070	$1.22	May 2028
Common stock warrants exercised	(70)	$1.32
Common stock warrants exercised	(649)	$1.22
Balance as of March 31, 2024	12,521

At March 31, 2024, the Company had a receivable from its transfer agent for approximately $142,000 for the proceeds from warrants exercised prior to March 31, 2024. The receivable was recorded in the prepaid and other line in the consolidated balance sheet at March 31, 2024 and collected during the three months ended June 30, 2024.

NOTE 5 – STOCK-BASED COMPENSATION

Amended 2017 Equity Incentive Plan

In October 2017, the Company’s Board approved the 2017 Equity Incentive Plan (the “Plan”) with 1,000,000 shares of common stock reserved for issuance. In January 2020 and August 2021, the Board approved increases in the number of shares reserved for issuance under the Plan by 333,334 and 1,333,334 shares, respectively. In January 2023, February 2024 and February 2025, the Company’s stockholders approved increases in the number of shares reserved for issuance under the Plan by an additional 2,000,000, 3,000,000 and 3,000,000 shares, respectively. Under the Plan, eligible employees, directors and consultants may be granted a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards and restricted stock units (“RSUs”). The Plan is administered by the Board or, in the alternative, a committee designated by the Board.

Stock-Based Compensation Expense

Stock options granted by the Company generally vest over 36 months and have a 10-year term. As of March 31, 2025, the unamortized compensation cost related to stock options was approximately $1,369,000 and is expected to be recognized as expense over a weighted-average period of approximately 1.9 years.

In October 2023, under its Two-Part FDA Submission and Clearance Milestone Bonus Program (the “Bonus Program”), the Company granted stock options for 909,533 shares, which are subject to vesting based upon the achievement of certain performance milestones by the Company and continued service by the optionees. In January 2024, options to purchase 625,326 shares (net of forfeitures), which were granted under part one of the Bonus Program, vested upon the Company’s submission to the FDA. In August 2024, options to purchase 242,307 shares (net of forfeitures), which were granted under part two of the Bonus Program, were canceled, as the Company did not receive clearance from the FDA for its MODD1 product by August 1, 2024. In August 2024, the Company granted new options to purchase 339,298 shares (the “Clearance Options”), which were subject to vesting based upon the Company’s receipt of clearance from the FDA for its MODD1 product by December 31, 2024 and continued service by the optionees. The Clearance Options vested in full in September 2024 upon the Company’s receipt of clearance from the FDA for its MODD1 product.

During the year ended March 31, 2025, the Company granted options to purchase 157,500 shares that vested immediately when granted.

The weighted-average grant date fair values of stock options granted during the years ended March 31, 2025 and 2024 was $1.31 and $0.99, respectively. The following assumptions were used in the fair-value method calculations:

Year Ended March 31,
	2025	2024
Risk-free interest rates	3.45% - 4.49%	3.51% - 4.72%
Volatility	107% - 123%	83% - 152%
Expected life (years)	5.0 - 5.7	5.0 – 6.2
Dividend yield	—	—

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

The following table summarizes the activity in the shares available for grant under the Plan during the years ended March 31, 2025 and 2024:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price ($)
Balance at March 31, 2023	2,132,292	2,481,090	5.19
Additional shares authorized under the Plan	3,000,000	—	—
Options granted	(1,448,533)	1,448,533	0.99
Share awards	(25,390)	—	—
RSUs granted	(250,000)	—	—
Options cancelled and returned to the Plan	240,282	(240,282)	3.84
Balance at March 31, 2024	3,648,651	3,689,341	3.70
Additional shares authorized under the Plan	3,000,000	—	—
Options granted	(1,579,798)	1,579,798	1.55
Options exercised	—	(7,530)	1.08
Share awards	(15,500)	—	—
Options cancelled and returned to the Plan	344,519	(344,519)	1.55
Balance at March 31, 2025	5,397,872	4,917,090	3.17

During the years ended March 31, 2025 and 2024, the Company issued 15,500 and 25,390 shares, respectively, to its non-employee directors under the Company’s outside director compensation plan. For the years ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense for these share awards of approximately $24,000 and $37,000, respectively.

A summary of RSU activity under the Plan is presented below.

	Number of	Weighted Average Grant- Date Fair Value
	Shares	($)
Balance at March 31, 2023	—	—
Granted	250,000	0.91
Vested	(62,501)	0.91
Balance at March 31, 2024	187,499	0.91
Vested	(83,331)	0.91
Balance at March 31, 2025	104,168	0.91

The total intrinsic value of RSUs outstanding as of March 31, 2025 was approximately $113,543. The unamortized compensation cost at March 31, 2025 was approximately $96,000 related to RSUs and is expected to be recognized as expense over a period of approximately 1.25 years.

The following table summarizes the range of outstanding and exercisable options as of March 31, 2025:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price ($)	Exercisable	Price ($)	Value ($)
$0.87 - $2.28	3,484,816	8.13	1.54	2,195,001	1.56	13,279
$3.95 - $7.51	933,145	6.19	5.30	906,631	5.33	—
$8.61 - $17.70	499,129	6.23	10.56	499,129	10.56	—
$0.87 - $17.70	4,917,090	7.57	3.17	3,600,761	3.76	13,279

The intrinsic value per share is calculated as the excess of the closing price of the common stock on the Company’s principal trading market over the exercise price of the option at March 31, 2025.

NOTE 6 – INCOME TAXES

The income tax provision consisted of the following:

	Year Ended March 31,
	2025	2024
	(in thousands)
Current provision:
Federal	$—	$—
State	2	2
	2	2
Deferred provision:
Federal	—	—
State	—	—
	—	—
Total income tax provision	$2	$2

A reconciliation of income taxes provided at the federal statutory rate to the actual income tax provision is as follows:

	Year Ended March 31,
	2025	2024
Federal statutory rate	(21)%	(21)%
State tax rate, net of federal benefit	(6)%	(6)%
Research and development tax credits	(5)%	(7)%
Change in valuation allowance	30%	32%
Other	2%	2%
Effective income tax rate	—	—

The losses before income tax provision for the years ended March 31, 2025 and 2024 were solely attributable to US operations.

Significant components of the Company’s deferred tax assets and liabilities were (in thousands):

	March 31,
	2025	2024
Net operating loss carryforwards	$14,343	$10,860
Capitalized research and development expense	5,391	3,058
Stock-based compensation expense	1,267	2,818
Research and development tax credits	2,420	2,568
Lease liability	230	—
Reserves, accruals and other	82	—
Total gross deferred tax assets	23,733	19,304
Right-of-use asset	(215)	—
Property and equipment	(481)	(46)
Reserves, accruals and other	—	(49)
Total deferred tax liabilities	(696)	(95)
Less: valuation allowance	(23,037)	(19,209)
Deferred tax assets, net	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at March 31, 2025 and 2024, will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at March 31, 2025 and 2024. The net change in the total valuation allowance for the year ended March 31, 2025 and 2024 was an increase of approximately $3,828,000 and $4,387,000 respectively.

At March 31, 2025, the Company had net operating loss carryforwards (“NOLs”) of approximately $45,556,000 for federal income tax purposes and $68,499,000 for state income tax purposes. These NOLs are available to reduce future taxable income and will expire at various times from 2037 through 2045, except federal NOLs from fiscal 2018 and later, which will never expire.

The Company also had federal research and development tax credit carryforwards of approximately $2,600,000, which will begin expiring at various times from 2038 through 2045, and state research and development credits of approximately $1,074,000, which do not have an expiration date.

Internal Revenue Code Sections 382 and 383 place a limitation on the amount of net operating loss and income tax credit carryforwards that can offset taxable income after a change in control (generally a greater than 50% change in ownership) of a loss corporation. Most states have similar rules. Due to these “change in ownership” provisions, utilization of the net operating loss carryforwards may be subject to an annual limitation regarding their utilization against taxable income.

The Company’s unrecognized tax benefits were as follows (in thousands):

	Year Ended March 31,
	2025	2024
Beginning balance	—	—
Additions based on tax positions related to the current year	$405	—
Additions for tax positions of prior years	699	—
Ending balance	$1,104	—

There are no unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate. The Company's policy is to include interest and penalties related to unrecognized tax benefits within the Company's provision for income taxes. As of March 31, 2025, the Company had no accrual for interest and penalties related to unrecognized tax benefits. The Company does not expect any unrecognized tax benefits to be recognized within the next 12 months.

The Company files U.S. federal and various state income tax returns. The Company is not currently under audit by any taxing authorities. The federal and state income tax returns are generally subject to examination for tax years 2022 through 2024. The statute of limitations for U.S. net operating losses and research and development tax credit carryovers begin to toll in the year they are used; therefore, all carryovers are subject to examination.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the years ended March 31, 2025 and 2024 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Purchase Obligations

The Company’s primary purchase obligations include purchase orders for machinery and equipment. At March 31, 2025, the Company had outstanding purchase orders for machinery and equipment and related expenditures of approximately $1,500,000.

In December 2023, the Company signed a device integration agreement with a provider of connected-care and remote monitoring diabetes technology solutions. As of March 31, 2025, the Company had a remaining obligation under the device integration agreement of approximately $400,000 over three years for technology license fees.

NOTE 8 – BUSINESS SEGMENTS, CONCENTRATIONS OF CREDIT RISKS AND SIGNIFICANT CUSTOMER

Segment Information

The Company determines its reporting units in accordance with ASC No. 280, Segment Reporting (“ASC 280”), as amended by ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which the Company adopted effective March 31, 2025. Management evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

The Company’s chief executive officer is the chief operating decision maker (the “CODM”), and the CODM evaluates financial performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis, including consolidated net income (loss). Because the CODM evaluates financial performance on a consolidated basis, the Company operates and manages its business as one reportable and operating segment as a medical device company focused on the design, development and eventual commercialization of innovative insulin pumps using modernized technology. The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

Significant segment expenses include research and development expenditures, salaries and benefits, and stock-based compensation. Operating expenses include all remaining costs necessary to operate the Company’s business, which primarily include facilities, external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM:

	March 31,
	2025	2024
	(in thousands)
Research and development	$4,090	$4,786
Compensation	8,108	6,431
Stock-based compensation	2,385	2,700
Other operating expenses	4,465	3,612
Other income and expense	(224)	(59)
Net loss	$18,824	$17,470

Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash held in demand deposit accounts. The Company maintains its cash at high credit quality financial institutions within the United States, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to limits of approximately $250,000. No reserve has been made in the financial statements for any possible loss due to financial institution failure.

The following table lists significant vendors that represented more than 10% of the Company’s total accounts payable balance at each respective balance sheet date:

	March 31,
	2025	2024

Vendor A	13%	40%
Vendor B	12%	*
Vendor C	10%	*

*	Represents less than 10%

NOTE 9 – RELATED PARTY TRANSACTIONS

Manchester Management Company, LLC (“MMC”), as the general partner of Manchester Explorer, L.P. (“Explorer”), combined with the holdings of its affiliates, JEB Partners LP, James Besser and Morgan Frank, owned approximately 9% of the Company’s outstanding shares of common stock at March 31, 2025. Mr. Besser is the Company’s chief executive officer and a managing member of MMC. Mr. Frank is a member of the Company’s Board, and he serves as the portfolio manager of Explorer and as a managing member of MMC. Explorer purchased 900,000 shares in the February 2024 Offering for aggregate gross proceeds to the Company of $990,000. Explorer purchased 166,666 shares in the November 2024 Offering for aggregate gross proceeds to the Company of $250,000. In March 2025, Explorer purchased 260,416 units in the 2025 Placement for aggregate gross proceeds to the Company of $500,000. In addition, Mr. Besser purchased 78,125 units in the 2025 Placement for aggregate gross proceeds to us of approximately $150,000.

Two members of the Board purchased a total of 35,937 Units in the 2025 Placement for gross proceeds to the Company of $69,000.

In May 2023, a member of the Board purchased a total 117,300 shares of common stock in the 2023 Offering for gross proceeds to the Company of $249,210.

The daughter of an executive officer is an employee of the Company. During the years ended March 31, 2025 and 2024, the Company paid her approximately $169,000 and $137,000, respectively, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of stock options granted during each year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed with or furnished to the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management concluded that as of March 31, 2025, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of our directors, executive officers and certain information about each of them are set forth below.

Name	Age	Position
James Besser	49	Chief Executive Officer
Paul DiPerna	66	President, Chief Financial Officer, Treasurer and Chairman of the Board of Directors
Kevin Schmid	66	Chief Operating Officer
Duane DeSisto (1)	70	Director
Steven Felsher(2)(3)	76	Director
Morgan C. Frank	53	Director
Jeffrey Goldberg	59	Director
Philip Sheibley(2)(3)	66	Director
Carmen Volkart(1)(2)	64	Director
Ellen O’Connor Vos	69	Director

(1)	Member of Compensation Committee

(2)	Member of Audit Committee

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

Paul DiPerna. Mr. DiPerna has been our chairman, chief financial officer, president and treasurer since we acquired Quasuras, Inc. (“Quasuras”) in July 2017. He also served as our chief executive officer from July 2017 until August 2021, and as our Secretary from July 2017 to October 2021. In 2015, he founded Quasuras, an early-stage medical device company developing an insulin pump product, and, until its acquisition by us, he served as its chief executive officer and chairman. Prior to that, Mr. DiPerna founded Fuel Source Partners, LLC to incubate early stage medical device products and accumulate technical talent. Our current pump product was one of such proposed products and was spun-out to Quasuras in 2015. From 2012 to 2015, he served as a co- inventor at a private company with property rights in a medical device used for blood borne infection control called the Curos Cap, which was acquired by 3M Corporation. In 2003, Mr. DiPerna founded Tandem Diabetes Care, Inc. (“Tandem”) and held various positions, including as director, chief executive officer and chief technology officer and was primarily responsible for the design concept and development of Tandem’s initial insulin pump. Prior to that, he held executive and management positions at Baxter Healthcare Corporation (“Baxter”) where he was tasked with identifying synergistic opportunities in the diabetes industry. As a result, Mr. DiPerna developed substantial expertise and knowledge in the diabetes industry and led attempts by Baxter to acquire three insulin pump manufacturers. Previously, he held mechanical design engineering positions in the automated test equipment and blood separation sciences industries. Mr. DiPerna holds approximately 70 patents in medical device and microfluidic technology and has achieved numerous product clearances with the FDA. He has also achieved multiple successful exits with previous companies. Mr. DiPerna received a Masters in Engineering Management from Northeastern University and a B.S. in Mechanical Engineering from the University of Massachusetts and has spent over 35 years in the medical-device industry. We believe that Mr. DiPerna is qualified to serve as the chairman of our board of directors due to his extensive knowledge and experience in the medical-device industry generally, and, in particular, with regard to insulin pumps and the diabetes industry, as well as his management and leadership experience from holding director and senior executive positions in other public and private companies and leading project development teams of medical device companies.

Kevin Schmid. Mr. Schmid has served as our chief operating officer since July 2022. He has over 19 years of experience in medical device senior management and high-volume global manufacturing operations. He served as a consultant to the Company from March 2022 until his hire date. Mr. Schmid served as a member of the board of directors of Eitan Medical, an Israel based provider of connected infusion and wearable drug delivery solutions, from 2018 to 2022. From 2018 through June 2021, he served as the chief executive officer and a board member of Common Sensing, Inc., a disposable injector pen dose monitoring and reporting technology company. From 2016 to 2017, Mr. Schmid was vice president of drug delivery systems for the Stevanato Group, a provider of innovative packaging and drug delivery solutions for the pharmaceutical industry. From 2003 to 2015, Mr. Schmid was vice president of manufacturing, operations, and drug delivery systems for Insulet Corporation. He has a BSME degree from Clarkson University and an MBA from Sacred Heart University.

Duane DeSisto. Mr. DeSisto was appointed to our board of directors in July 2023. He has over 45 years of progressive management experience and over 25 years of experience in the medical device industry as a member of senior management and as a board member at multiple public companies. Currently retired, he previously served as the chief executive officer of Insulet Corporation (“Insulet”), manufacturer of the world’s first patch insulin pump, from 2003 to 2014. Prior to 2001, he held executive positions with Paper Exchange, an e-business solution for the pulp and paper industry, AAI-Foster Grant, a sunglass and eyeglass provider to point-of-purchase retail, and Zoll Medical, a defibrillator manufacturer. He has an undergraduate degree from Providence College and a masters of business administration degree from Bryant University. We believe that Mr. DeSisto is qualified to serve on our board of directors because of his extensive background in operational leadership and commercialization of advanced medical devices and therapies, including insulin pumps. In addition, he has served as an executive officer and member of the board of directors at multiple public companies.

Steven Felsher. Mr. Felsher was appointed to our board of directors in November 2021. Mr. Felsher is an experienced executive with respect to finance, administration, governance and other aspects of public and private company management. He served as a member of the board of directors of Signal Hill Acquisition Corp., a special purpose acquisition company, from March 2021 to February 2023. From August 2018 to July 2020, he served as a member of the board of directors of Sito Mobile, Inc., a publicly- traded company that provided customized, data-driven solutions for brands spanning all forms of media. From January 2011 to June 2019, Mr. Felsher was a senior advisor at Quadrangle Group LLC, a private investment firm focused on the information and communications technology sectors. Currently retired, he spent a substantial portion of his career with Grey Global Group Inc., a global marketing services company, where he served as a senior executive from 1979 until 2007, most recently as vice chairman and chief financial officer. He holds a BA in classical Greek from Dickinson College and a J.D. from Yale University School of Law. We believe that Mr. Felsher is qualified to serve on our board of directors because of his extensive business experience with administration, governance, capital allocation and other aspects of public and private company management.

Morgan C. Frank. Mr. Frank was appointed to our board of directors in April 2017. In August 2022, he was appointed as chairman of the board of directors of SANUWAVE Health, Inc., a publicly-traded provider of wound-care products, and, in May 2023, was appointed its chief executive officer. Mr. Frank served as portfolio manager at Manchester since May 2002, and, prior to such time, he was a founder and managing director at First Principles Group, a boutique consultancy and principal investor specializing in corporate restructuring, restarts, intellectual property assessment and salvage, and spin outs. Prior to such time, Mr. Frank spent approximately five years as an analyst and portfolio manager at Hollis Capital, a San Francisco based hedge fund and prior thereto, Mr. Frank worked for an independent private client group at Paine Webber specializing in primary research to develop investment ideas (particularly short sale ideas) for institutional clients. Prior to his employment at Paine Webber, Mr. Frank was a currency trader for Eastern Vanguard. Mr. Frank holds a BA in Economics and in Political Science from Brown University. We believe that Mr. Frank is qualified to serve as member of our board of directors due to his extensive prior experience conducting financial analysis of public companies (certain of which were in the development stage), including such public companies’ management teams, products, including products in the development stage, the potential markets for such products and other factors that could affect the likelihood and timing of success and market penetration of such entities’ products as well as his capital raising activities. We believe this provides us with valuable insights into the financial markets and investment criteria of institutional and other investors as well as capital raising activities.

Jeffrey Goldberg. Mr. Goldberg was appointed to our board of directors in May 2025. He is an experienced executive who currently and in the past has served as a member and chair of the board of directors of multiple companies. Since December 2023, Mr. Goldberg has served as a member of the board of directors of ATI Physical Therapy, Inc., a publicly-traded nationwide provider of physical therapy services. He also currently serves as a member of the board of directors of the following companies: Eating Recovery Centers/Pathlight, Lannett Company, Inc. and Banza. Mr. Goldberg earned his J.D. from UCLA School of Law and his A.B. with a concentration in Philosophy from Harvard College. The Board believes that Mr. Goldberg is qualified to serve on our board of directors because of his extensive leadership experience, including serving as a member and chair of the board of directors of a number of companies in the healthcare and technology industries.

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

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Legal Proceedings

To our knowledge, none of our executive officers or our directors has, during the last ten years:

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Audit Committee

Our board of directors established the audit committee (the “Audit Committee”) for the purpose of overseeing the accounting and financial reporting processes and audits of our financial statements. The Audit Committee also is charged with reviewing any internal control violations under our whistleblower policy. The responsibilities of our audit committee are described in the Audit Committee Charter adopted by our board of directors, a current copy of which can be found on the investors section of our website, www.modular-medical.com.

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

Compensation Committee

Our board of directors established the compensation committee (the “Compensation Committee”) for the purpose of reviewing, recommending and approving our compensation policies and benefits, including the compensation of all of our executive officers and directors. Mr. DeSisto and Ms. Volkart are the current members of the compensation committee, and Mr. DeSisto serves as the chairperson. Each of our Compensation Committee members satisfies the “independence” requirements of the Nasdaq listing rules and meets the independence standards under Rule 10A-3 under the Exchange Act.

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

Nominating and Governance Committee

Our board of directors established the nominating and governance committee (the “Nominating and Governance Committee”) for the purpose of (i) carrying out the responsibilities delegated by the board of directors relating to our director nominations process, (ii) developing and assessing our corporate governance policies, (iii) reviewing our strategies, activities, and policies regarding environmental, social, and governance (“ESG”) matters and (iv) provide oversight for the evaluation of the performance of the board of directors and its committees. The Nominating and Governance Committee consists of Mr. Sheibley and Mr. Felsher, and Mr. Sheibley serves as the chairperson. Each of the members of our Nominating and Governance Committee satisfies the “independence” requirements of the Nasdaq listing rules and meets the independence standards under Rule 10A-3 under the Exchange Act. The responsibilities of our Nominating and Governance committee are more fully described in the Nominating and Governance Committee Charter adopted by our board of directors, a current copy of which can be found on the investors section of our website, www.modular-medical.com. The Nominating and Governance Committee will consider persons recommended by stockholders for inclusion as nominees for election to our board of directors if the information required by our bylaws is submitted in writing in a timely manner addressed and delivered to our secretary at the address of our executive offices. The Nominating and Governance Committee will identify and evaluate nominees for our board of directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our board of directors.

Director Independence

Our board of directors has determined that each of the current directors, with the exception of Mr. DiPerna, Mr. Frank and Ms. Vos, is “independent,” as defined by the listing rules of the NASDAQ Stock Market (“Nasdaq”) and the rules and regulations of the SEC. Our board of directors has standing audit, compensation and nominating and governance committees, each of which is comprised solely of independent directors in accordance with the Nasdaq listing rules. No director qualifies as independent unless the board of directors affirmatively determines that he has no direct or indirect relationship with us that would impair his independence. We independently review the relationship of the Company to any entity employing a director or on whose board of directors such director is serving currently.

Insider Trading Compliance Program

We have adopted an insider trading compliance program that governs the purchase, sale and other dispositions of our securities that applies to our officers and directors, as well as our employees that have regular access to material, nonpublic information about the Company in the normal course of their duties. We believe that our insider trading compliance program is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading compliance program is filed as an exhibit to this Report.

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) applicable to all of our employees, executive officers and members of our board of directors. The Code of Conduct is available on our website at www.modular-medical.com. Our Nominating and Governance Committee is responsible for overseeing the Code of Conduct, and our board of directors must approve any waivers of the Code of Conduct. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the Code of Conduct.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2025, including those reports that we filed on behalf of our directors and executive officers, no director, executive officer, beneficial owner of more than 10% of the outstanding common stock, or any other person subject to Section 16 of the Exchange Act, failed to file with the SEC on a timely basis during the fiscal year ended March 31, 2025, except that:

●	Mr. Frank failed to timely file a Form 4 to report a stock option granted on March 31, 2025; and

●	Mr. DeSisto failed to timely file a Form 4 to report a stock option granted on December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information for fiscal 2025 and 2024 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
James E. Besser,	2025	—	—	—	—	—	—
Chief Executive Officer (2)	2024	—	—	130,480	—	—	130,480
Paul DiPerna, President, President Chief Financial Officer, Treasurer and	2025	360,000	—	215,751	—	—	575,751
Chairman	2024	300,000	—	182,792	—		482,792
Kevin Schmid,	2025	300,000	—	100,967	—		400,967
Chief Operating Officer	2024	250,000	—	160,510	—		410,510

(1)	Award amounts reflect the aggregate grant date fair value with respect to awards granted, as determined pursuant to Financial Accounting Standards Board (“FASB”) ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in the notes to the consolidated financial statements included in item 8 of this Report. These amounts do not reflect actual compensation earned or to be earned by our named executive officers.

(2)	Mr. Besser is paid de minimis annual compensation of $1.00.

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information regarding outstanding equity awards held by our named executive officers as of March 31, 2025.

	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised		Option	Option
	Options (#)		Options (#)		Exercise	Expiration
Name	Exercisable		Unexercisable		Price($)	Date(1)
James E. Besser	135,136	(2)	—		1.11	10/2/2033
Paul DiPerna	1,155	(3)	—		9.48	6/1/2030
	1,169	(4)	—		9.48	5/1/2030
	1,170	(5)	—		9.48	4/1/2030
	1,660	(6)	—		7.44	3/2/2030
	1,745	(7)	—		7.44	2/1/2030
	1,727	(8)	—		7.44	1/1/2030
	1,809	(9)	—		6.75	12/1/2029
	1,811	(10)	—		6.75	11/1/2029
	1,721	(11)	—		6.75	10/1/2029
	1,662	(12)	—		6.75	9/15/2029
	1,666	(13)	—		6.75	8/15/2029
	1,660	(14)	—		6.75	7/15/2029
	1,650	(15)	—		6.75	6/15/2029
	1,677	(16)	—		6.75	5/15/2029
	1,624	(17)	—		6.75	4/15/2029
	1,694	(18)	—		6.75	3/15/2029
	1,641	(19)	—		6.75	2/15/2029
	1,603	(20)	—		6.75	1/15/2029
	1,775	(21)	—		6.75	12/15/2028
	1,775	(22)	—		6.75	11/15/2028
	6,005	(23)	—		1.98	10/15/2028
	6,005	(24)	—		1.98	09/15/2028
	6,005	(25)	—		1.98	08/15/2028
	100,000	(26)	—		6.75	11/25/2029
	43,750	(27)	1,250	(27)	4.24	4/14/2032
	31,944	(28)	18,056	(28)	1.65	4/3/2033
	90,091	(2)	—		1.11	10/2/2033
	—		100,000	(30)	1.52	4/8/2034
	58,560	(31)	—		1.71	8/22/2034
Kevin Schmid	155,556	(32)	19,444	(32)	4.24	7/21/2032
	63,889	(28)	36,111	(28)	1.50	4/3/2033
	37,538	(2)	—		1.11	10/2/2033
	—		50,000	(30)	1.52	4/8/2034
	24,400	(31)	—		1.71	8/22/2034

(1)	The standard option term is ten years, but all of the options expire automatically unless exercised within 90 days after the cessation of service as an employee, director or consultant.

(2)	The option was granted on October 2, 2023 and vested on January 19, 2024 upon our 510(k) premarket submission to the FDA for our initial pump product.

(3)	The option was granted on June 1, 2020, and the shares subject to this option were fully vested on the grant date.

(4)	The option was granted on May 1, 2020, and the shares subject to this option were fully vested on the grant date.

(5)	The option was granted on April 1, 2020, and the shares subject to this option were fully vested on the grant date.

(6)	The option was granted on March 2, 2020, and the shares subject to this option were fully vested on the grant date.

(7)	The option was granted on February 1,2020, and the shares subject to this option were fully vested on the grant date.

(8)	The option was granted on January 1, 2020, and the shares subject to this option were fully vested on the grant date.

(9)	The option was granted on December 1, 2019, and the shares subject to this option were fully vested on the grant date.

(10)	The option was granted on November 1, 2019, and the shares subject to this option were fully vested on the grant date.

(11)	The option was granted on October 1, 2019, and the shares subject to this option were fully vested on the grant date.

(12)	The option was granted on September 15, 2019, and the shares subject to this option were fully vested on the grant date.

(13)	The option was granted on August 15, 2019, and the shares subject to this option were fully vested on the grant date.

(14)	The option was granted on July 15, 2019, and the shares subject to this option were fully vested on the grant date.

(15)	The option was granted on June 15, 2019, and the shares subject to this option were fully vested on the grant date.

(16)	The option was granted on May 15, 2019, and the shares subject to this option were fully vested on the grant date.

(17)	The option was granted on April 15, 2019, and the shares subject to this option were fully vested on the grant date.

(18)	The option was granted on March 15, 2019, and the shares subject to this option were fully vested on the grant date.

(19)	The option was granted on February 15, 2019, and the shares subject to this option were fully vested on the grant date.

(20)	The option was granted on January 15, 2019, and the shares subject to this option were fully vested on the grant date.

(21)	The option was granted on December 15, 2018, and the shares subject to this option were fully vested on the grant date.

(22)	The option was granted on November 15, 2018, and the shares subject to this option were fully vested on the grant date.

(23)	The option was granted on October 15, 2018, and the shares subject to this option were fully vested on the grant date.

(24)	The option was granted on September 15, 2018, and the shares subject to this option were fully vested on the grant date.

(25)	The option was granted on August 15, 2018, and the shares subject to this option were fully vested on the grant date.

(26)	The option was granted on November 25, 2019, and the shares subject to this option vested monthly over three years commencing January 1, 2020, subject to continued service as an employee, director or consultant.

(27)	The option was granted on April 14, 2022, and the shares subject to this option vest: i) one-third on the annual anniversary of the grant date and ii) the remaining two-thirds monthly over the next two years, subject to continued service as an employee, director or consultant

(28)	The option was granted on April 3, 2023, and the shares subject to this option vest: i) one-third on the annual anniversary of the grant date and ii) the remaining two-thirds monthly over the next two years subject to continued service as an employee, director or consultant.

(29)	The option was granted on October 2, 2023, and the shares subject to this option vested in January 2024 upon the Company’s 510(k) premarket submission to the U.S. Food and Drug Administration (“FDA”) for its initial pump product.

(30)	The option was granted on April 8, 2024, and the shares subject to this option vest: i) one-third on the annual anniversary of the grant date and ii) the remaining two-thirds vest over the next two years subject to continued service as an employee, director or consultant.

(31)	The option was granted on August 22, 2024, and the shares subject to this option vested in September 2024 upon the Company’s receipt of clearance from the FDA for its MODD1 product.

(32)	The option was granted on July 21, 2022, and the shares subject to this option vest: i) one-third on the annual anniversary of the grant date and ii) the remaining two-thirds monthly over the next two years subject to continued service as an employee, director or consultant.

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

The DiPerna Employment and Related Agreements

We entered into an employment agreement dated August 1, 2018, with Mr. DiPerna, as amended (the “DiPerna Agreement”), pursuant to which Mr. DiPerna is currently employed by us as our president and chief financial officer. Mr. DiPerna’s employment agreement had an initial two-year term and automatically renews for additional one- year terms. Effective April 1, 2024, we amended the DiPerna Agreement to increase Mr. DiPerna’s annual base salary to $360,000.

The DiPerna Agreement provides benefits that are intended to encourage the continued dedication of Mr. DiPerna and to mitigate potential disincentives to the consideration of a transaction that would result in a change in control, particularly where the services of Mr. DiPerna may not be required by a potential acquirer. Mr. DiPerna will receive change of control payments and benefits in accordance with the terms and conditions of the DiPerna Agreement. The DiPerna Agreement provides for benefits for Mr. DiPErna in the event of a “Change of Control,” which is generally defined as: the removal of Mr. DiPerna as an executive and chair of our board of directors as the result of the occurrence of any of the following events:

●	the sale, lease, conveyance or other disposition of all or substantially all of our assets as an entirety or substantially as an entirety to any person, entity or group of persons acting in concert; (B) any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended), other than any then currently existing shareholder as of the Change of Control date, becoming the “beneficial owner,’’ as defined in Rule 13d-3 under said act, directly or indirectly, of securities of the Company representing 50% or more of the total voting power represented by our then outstanding voting securities but in no event shall the completion of an offering (i) of our common stock pursuant to a registration statement filed with the Securities and Exchange Commission in our initial public offering or (ii) a private offering of shares of the capital stock of us constitute a Change of Control; or

●	a merger or consolidation of us with any other corporation or not affiliated with any currently existing shareholder, other than a merger or consolidation, which would result in the voting securities of us outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of us or such surviving entity outstanding immediately after such merger or consolidation.

If a change of control occurred on March 31, 2025, under the DiPerna Agreement, Mr. DiPerna would be entitled to the following:

●	payment of a lump sum of $360,000 within 60 days of the time at which such Change of Control takes place.

●	accelerated vesting of 119,306 shares of common stock under unvested stock options. The value of the shares subject to accelerated vesting is calculated as the intrinsic value per share multiplied by the number of shares that would become fully vested upon a change of control. The intrinsic value per share would be calculated as the excess of the closing price of the common stock of $1.09 on the Nasdaq Capital Market on March 31, 2025 over the exercise price of the option. As of March 31, 2025, the shares subject to accelerated vesting had no intrinsic value.

In connection with our acquisition of Quasuras, we entered into an Intellectual Property Transfer Agreement, dated as of July 24, 2017, with Quasuras and Mr. DiPerna, pursuant to which Mr. DiPerna transferred to us all intellectual property rights owned directly and/or indirectly by him related to our business. Separately, we agreed to pay Mr. DiPerna, as part of his compensation for services to be performed for us, pursuant to a royalty agreement, certain fees based upon future sales, if any, of our potential product subject to a maximum $10,000,000 cap on the aggregate amount of fees that Mr. DiPerna could earn from such arrangement.

Director Compensation

In the first quarter of fiscal 2022, our board of directors approved our outside (non-employee) director compensation plan (the “Director Plan”). Pursuant to the Director Plan, outside directors are paid the following annual retainers:

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

The following table summarizes the compensation earned by our non-employee directors in fiscal 2025:

	Fee Compensation	Option Awards	All Other Compensation	Total
Name	($)	($)(1)(2)	($)(1)(3)	($)
Duane DeSisto	30,000	—	15,825	45,825
Steven Felsher	—	38,563	4,748	43,311
Morgan Frank	—	48,207	—	48,207
Philip Sheibley	30,000	38,563	—	68,563
Carmen Volkart	—	38,563	3,956	42,519
Ellen O’Connor Vos	25,000	38,563	—	63,563

(1)	Award amounts reflect the aggregate grant date fair value with respect to awards granted, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These amounts do not reflect actual compensation earned or to be earned by our directors.

(2)	As of March 31, 2025, our non-employee directors each held outstanding options to purchase the following number of shares of our common stock: Steven Felsher, 128,084; Morgan Frank, 214,958; Philip Sheibley, 46,667; Carmen Volkart; 180,558, Ellen O’Connor Vos, 196,020.

(3)	Represents stock awards under the Director Plan; we calculated the estimated fair value of the stock awards issued using the closing price per share of our common stock on the day prior to the grant date in accordance with the Director Plan.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 1, 2025 concerning the ownership of our common stock by:

●	each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock (currently our only class of voting securities);

●	each of our directors;

●	each of our executive officers; and

●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act, and includes all shares over which the beneficial owner exercises voting or investment power. Shares that are issuable upon the exercise of options, warrants and other rights to acquire common stock that are presently exercisable or exercisable within 60 days of June 1, 2025 are reflected in a separate column in the table below. These shares are taken into account in the calculation of the total number of shares beneficially owned by a particular holder and the total number of shares outstanding for the purpose of calculating percentage ownership of the particular holder. We have relied on information supplied by our officers, directors and certain stockholders and on information contained in filings with the SEC. Except as otherwise indicated, and subject to community property laws where applicable, we believe, based on information provided by these persons, that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 54,247,388 shares of common stock outstanding as of June 1, 2025.

Unless otherwise stated, the business address of each of our directors and executive officers listed in the table is 10740 Thornmint Road, San Diego, California 92127.

	Number of
	Shares		Number of
	Beneficially		Shares
	Owned		Issuable on
	(Excluding		Exercise of
	Outstanding		Outstanding
	Equity		Equity
	Awards and		Awards and	Percent of
Name and principal position	Warrants)(1)		Warrants(2)	Class
JEB Partners, L.P.	330,473	(3)	—	*
Manchester Explorer, L.P.	3,805,575	(4)	913,927	8.56
Manchester Management Company, LLC	4,136,048	(5)	913,927	9.15
Solas Capital Management, LLC	3,243,475	(6)	844,013	7.42
Directors and Officers:
James Besser	422,00	(7)	213,261	1.17
Paul DiPerna	2,553,586	(8)	415,524	5.43
Kevin Schmid	—		309,160	*
Duane DeSisto	163,222		20,833	*
Steven Felsher	129,177		159,334	*
Morgan C. Frank	206,226	(9)	214,958	*
Philip Sheibley	75,313		51,354	*
Carmen Volkart	12,085		180,558	*
Ellen O’Connor Vos	18,519		196,020	*
Jeffrey Goldberg(10)	—		—	*
All current directors and executive officers as a group (9 persons)	3,580,328		1,761,002	9.22

*	Represents holdings of less than 1%

(1)	Excludes shares subject to outstanding options, restricted stock units and warrants to acquire common stock that are exercisable within 60 days of June 1, 2025.

(2)	Represents the number of shares subject to outstanding options, restricted stock units and warrants to acquire common stock that are exercisable within 60 days of June 1, 2025.

(3)	Includes 330,473 shares directly held by JEB Partners, L.P., of which: (a) 252,525 shares were purchased in a private placement in 2017 (the “2017 Placement”); (b) 53,333 shares were purchased in a private placement in 2018 (the “2018 Placement”) and (c) 11,614 shares were purchased in a private placement in 2020 (the “2020 Placement”) and (d) 13,000 shares were purchased in the open market.

(4)	Includes 3,805,575 shares directly held by Manchester Explorer, L.P. of which: (a) 1,515,152 shares were purchased in the 2017 Placement, (b) 157,037 shares were purchased in the 2018 Placement, (c) 11,614 were purchased in the 2020 Placement, (d) 300,000 shares were purchased in a public offering in February 2022, (e) 234,274 shares were acquired upon the conversion of a convertible note in February 2022, (f) 900,000 shares were purchased in our February 2024 public offering, (g) 166,666 shares purchased in a public offering in November 2024 and (h) 520,832 shares purchased in a private placement in March 2025 (the “2025 Placement”); (iii) 330,473 shares held by JEB Partners, L.P. of which (a) 252,526 shares were purchased in the 2017 Placement, (b) 53,333 shares were purchased in the 2018 Placement and (c) 11,614 shares were purchased in the 2020 Placement; and (iv) 206,226 shares held by Mr. Frank, which shares were received upon our acquisition of Quasuras in exchange for Mr. Frank’s shares of Quasuras. Mr. Besser, as the managing member, and Mr. Frank, as the portfolio manager and consultant of Manchester Management Company, LLC, (“MMC”) the general partner of Manchester Explorer, L.P. and JEB Partners, L. P., have shared voting and dispositive power over shares held by Manchester Explorer, L.P. and JEB Partners, L.P. The address for Manchester Explorer, L.P is 2 Calle Candina, No. 1701, San Juan, Puerto Rico 00907.

(5)	Includes 3,805,575 shares directly held by Manchester Explorer, L.P. and 330,473 shares held by JEB Partners, L.P. Mr. Besser, as the managing member, and Mr. Frank, as the portfolio manager and consultant of MMC and JEB Partners, L. P., have shared voting and dispositive power over shares held by Manchester Explorer, L.P. and JEB Partners, L.P. The address for MMC, JEB Partners, L.P., and Manchester Explorer, L.P is 2 Calle Candina, No. 1701, San Juan, Puerto Rico 00907.

(6)	Based on information reported by Solas Capital Management, LLC (“Solas”) on Schedule 13G filed with the SEC on May 15, 2025. Solas serves as the investment manager to two private funds (“Funds”) and as sub-adviser to another private fund (“Other Fund”), which hold securities for the benefit of their investors, and Mr. Frederick Tucker Golden, as portfolio manager of Solas, with the power to exercise investment and voting discretion, may be deemed to be the beneficial owner of all shares of Common Stock held by the Funds and by the Other Fund. Each of the Funds expressly disclaims beneficial ownership over any of our shares of common stock. The address for Solas is 1063 Post Road, 2nd Floor, Darien, CT 06820.

(7)	Includes 422,000 shares directly held by Mr. Besser, of which: (a) 60,277 shares were received in exchange for Mr. Besser’s shares as a result of our acquisition of Quasuras; (b) 29,630 shares were purchased in a private placement in 2018 (the “2018 Placement”) and (c) 34,843 shares were purchased in a private placement in 2020 (the “2020 Placement”), (d) 141,000 shares were purchased in the open market and (e) 156,250 shares were purchased in the 2025 Placement. The address for Mr. Besser is c/o MMC, 2 Calle Candina, No. 1701, San Juan, Puerto Rico 00907.

(8)	Includes (i) 2,000,000 shares directly held by the Paul DiPerna Irrevocable Trust, (ii) 333,334 shares directly held by Mr. DiPerna’s adult daughters, Kelsie DiPerna and Alaria DiPerna, which shares Mr. DiPerna has sole voting power over; (iii) 207,906 shares directly held by the Paul DiPerna Trust, of which 101,010 shares were purchased in the 2017 Placement and 23,429 shares were acquired upon the conversion off a convertible note in February 2022 and (iv) 12,346 shares held by Mr. DiPerna. The 2,000,000 shares held by the Paul DiPerna Irrevocable Trust, 333,334 shares held by Mr. DiPerna’s adult daughters and 73,480 shares held by the Paul DiPerna Trust that were issued in 2017 to Mr. DiPerna transferred to such persons in December 2020 by Mr. DiPerna. Mr. DiPerna is the chairman of our board of directors, and also serves as our president, chief financial officer and treasurer. Mr. DiPerna is the trustee of both the Paul DiPerna Irrevocable Trust and the Paul DiPerna Trust.

(9)	Includes 206,226 shares directly held by Mr. Frank, of which: (a) 60,277 shares were received in exchange for Mr. Frank’s shares as a result of our acquisition of Quasuras and (b) 145,949 shares were purchased in the open market. The address for Mr. Frank is c/o MMC, 2 Calle Candina, No. 1701, San Juan, Puerto Rico 00907.

(10)	Mr. Goldberg was appointed to our board of directors on May 22, 2025.

Changes in Control

We are not aware of any arrangement that may result in a “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The following table shows the number of securities to be issued upon exercise or vesting of outstanding equity awards under the 2017 Plan as of March 31, 2025.

	Number of securities to be issued upon exercise or vesting of outstanding equity awards (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans not approved by security holders	5,021,258	$3.17	5,397,872

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Below we describe any transactions to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, director nominees, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest since April 1, 2023.

Manchester Management Company, LLC, (“MMC”), as the general partner of Manchester Explorer, L.P. (“Explorer”), combined with the holdings of its affiliates, JEB Partners LP, Mr. Besser and Mr. Frank, owned approximately 9% of our outstanding shares of common stock at March 31, 2025. Mr. Besser is our chief executive officer and a managing member of MMC. Mr. Frank is one of our directors, and he serves as the portfolio manager of Explorer and as a managing member of MMC. In February 2024, we closed a public offering of our common stock (the February 2024 Offering), and Explorer purchased 900,000 shares in the February 2024 Offering for aggregate gross proceeds to us of $990,000. In November 2024, we closed a public offering of our common stock (the “November 2024 Offering”), and Explorer purchased 166,666 shares in the November 2024 Offering for aggregate gross proceeds to us of $250,000. In March 2025, we closed a private placement of our common stock and warrants (the “2025 Placement”), and Explorer purchased 260,416 units in the 2025 Placement for aggregate gross proceeds to us of $500,000. Mr. Besser purchased 78,125 units in the 2025 Placement for aggregate gross proceeds to us of approximately $150,000.

Two members of our board of directors purchased a total of 35,937 units in the 2025 Placement for gross proceeds to us of $69,000.

Mr. DiPerna’s daughter is an employee of ours, and, during fiscal 2025 and fiscal 2024, we paid her approximately $169,000 and $137,000, respectively, which includes the aggregate grant date fair value, as determined pursuant to FASB ASC Topic 718, of stock options granted to her.

See “Management” above for other related-party transactions involving our executive officers and directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees billed to us by Farber Hass Hurley LLP, or Farber, our independent registered public accounting firm, for the audit of our consolidated financial statements and other services provided (in thousands).

	Year ended March 31,
	2025	2024
Audit fees(1)	$94	$63
Audit-related fees(2)	16	38
Total(3)	$110	$102

(1)	Audit fees consisted of fees for professional services rendered for the audit of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements.

(2)	Audit-related fees consisted of fees for services related to our filing of SEC registration statements and sales of our securities under registration statements.

(3)	Farber did not provide any non-audit or other services other than those reported under “Audit fees” and “Audit-related fees.”

The Audit Committee meets with our independent registered public accounting firm at least four times a year. At such times, the Audit Committee reviews and approves both audit and non-audit services performed by the independent registered public accounting firm, as well as the fees charged for such services. The Audit Committee is responsible for pre-approving all auditing services and non-auditing services (other than non-audit services falling within the de minimis exception set forth in Section 10A(i) (1)(B) of the Exchange Act and non-audit services that independent auditors are prohibited from providing to us) in accordance with the following guidelines: (1) pre-approval policies and procedures must be detailed as to the particular services provided; (2) the Audit Committee must be informed about each service; and (3) the Audit Committee may delegate pre-approval authority to one or more of its members, who shall report to the full committee, but shall not delegate its pre-approval authority to management. Among other things, the Audit Committee examines the effect that performance of non-audit services may have upon the independence of the auditors.

PART IV

ITEM 15: EXHIBITS

(a) Consolidated Financial Statements

The following documents are filed as part of this Report:

●	Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, all of which are set forth are set forth under Part II, Item 8 of this Report.

(b) Financial Statement Schedules

Financial statement schedules may omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(c) Exhibits:

Required exhibits are incorporated by reference or are filed with this Report.

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.3**	Sales Agreement, dated as of November 22, 2023, between Modular Medical, Inc. and Leerink Partners LLC	8-K	1.1	11/22/2023
2.1**	Reorganization and Share Exchange Agreement dated as of July 24, 2017, by and among Modular Medical, Inc., Quasuras, Inc., Paul DiPerna and the other stockholders of Quasuras, Inc.	8-K	2.1	07/28/2017
2.2	Addendum No. 1 to Reorganization and Share Exchange Agreement dated as of July 24, 2017, by and among Modular Medical, Inc., Quasuras, Inc., Paul DiPerna and the other Stockholders of Quasuras, Inc. dated May 3, 2021	8-K	2.2	05/12/2021
3.1	Third Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on June 27, 2017	8-K	3.1	06/29/2017
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on November 24, 2021	8-K	3.1	12/01/2021
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on February 15, 2024	8-K	3.1	02/15/2024
3.4	Amended Bylaws	10-SB	3.2	03/08/2002
4.1*	Amended and Restated 2017 Equity Incentive Plan, as amended				X
4.2	Form of Warrant to Purchase Common Stock dated February 14, 2022	8-K	4.1	02/14/2022
4.3	Form of Pre-Funded Warrant to Purchase Common Stock dated May 2, 2022	8-K	4.1	05/05/2022
4.4	Form of Private Placement Warrant dated May 2, 2022	8-K	4.2	05/05/2022
4.5	Form of Investor Warrant dated May 2, 2022	S-1/A	4.5	05/05/2023
4.6	Form of Underwriter’s Warrant dated May 2, 2022	S-1/A	4.6	05/05/2023
4.7	Description of Registrant’s Securities	10-K	4.7	06/26/2023
4.8**	Underwriting Agreement, dated as of November 21, 2024, between Modular Medical, Inc. and Titan Partners Group LLC	8-K	1.1	11/25/2024
4.9	Form of Underwriter Warrant dated November 25, 2024	8-K	4.1	11/25/2024
4.10	Form of Investor Common Stock Purchase Warrant dated March 26, 2025	8-K	4.1	03/26/2025
4.11	Form of Placement Agent Warrant dated March 26, 2025	8-K	4.2	03/26/2025
10.1*	Employment Agreement dated August 1, 2018, by and between Modular Medical, Inc. and Paul DiPerna	S-1	10.4	06/27/2019
10.2	Intellectual Property Assignment Agreement dated July 24, 2017, by and between Modular Medical, Inc., Quasuras, Inc. and Paul DiPerna	8-K	10.3	07/28/2017
10.3*	Technology Royalty Agreement dated as of July 24, 2017, by and between Modular Medical, Inc., Quasuras, Inc. and Paul DiPerna	8-K	10.4	07/28/2017
10.4	Standard Industrial/Commercial Agreement between Modular Medical, Inc. and Michael Summers dated January 5, 2023	S-1	10.28	04/24/2023
10.5*	Form of Indemnification Agreement between Modular Medical, Inc. and each of its directors and officers used from January 23, 2020	10-Q	10.15	02/13/2020
10.6*	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended 2017 Equity Incentive Plan	10-Q	10.16	02/13/2020
10.7*	First Amendment to the Employment Agreement between Modular Medical, Inc. and Paul DiPerna effective as of May 12, 2020	8-K	10.18	05/27/2020
10.8*	Second Amendment to Employment Agreement between Modular Medical, Inc. and Paul DiPerna effective as of July 1, 2020	10-Q	10.20	08/12/2020

10.9	Form of Convertible Promissory Note issued in the 2021 Private Placement	8-K	10.21	05/12/2021
10.10**	Form of Common Stock Purchase Agreement dated March 2020 by and between Modular Medical, Inc. and the Investors named therein	S-1	10.17	04/09/2020
10.11**	Form of Securities Purchase Agreement for the 2021 Private Placement	8-K	10.23	05/12/2021
10.12**	Form of Registration Rights Agreement for the 2021 Private Placement	8-K	10.24	05/12/2021
10.13	Form of Common Stock Purchase Warrant issued in the 2021 Private Placement	8-K	10.22	05/12/2021
10.14	Warrant Agency Agreement between Modular Medical, Inc. and Colonial Stock Transfer Company, Inc., dated February 14, 2022	8-K	10.1	02/14/2022
10.15	Form of Warrant Omnibus Amendment Agreement	S-1/A	10.31	02/07/2022
10.16**	Form of Securities Purchase Agreement dated May 2, 2022	8-K	10.1	05/05/2022
10.17*	Severance and Release Agreement between Modular Medical, Inc. and Ellen O’Connor Vos dated February 23, 2022	S-1	10.33	07/06/2022
10.18*	Offer Letter Agreement between Modular Medical, Inc. and Kevin Schmid dated July 13, 2022	8-K	10.1	07/26/2022
10.19*	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Amended and Restated Modular Medical, Inc. 2017 Equity Incentive Plan	10-Q	4.11	08/14/2023
10.20	Form of Warrant Agency Agreement	S-1/A	10.29	05/05/2023
10.21**	Form of Common Stock Purchase Agreement dated October 28, 2021 between Modular Medical, Inc. and the Investors named therein	8-K	10.29	10/29/2021
10.22*	Modular Medical, Inc. Two-Part FDA Submission and Clearance Milestone Bonus Program	8-K	10.1	10/05/2023
10.23*	Third Amendment to Employment Agreement between the Company and Paul DiPerna	8-K	10.1	04/10/2024
10.24**	Form of Securities Purchase Agreement dated March 26, 2025	8-K	10.1	03/26/2025
10.25**	Form of Subscription Agreement dated March 25, 2025	8-K	10.2	03/26/2025
14.1	Code of Business Conduct and Ethics				X
19.1	Insider Trading Compliance Program				X
21.1	Sole Subsidiary of Modular Medical, Inc. (as disclosed in the Notes to Consolidated Financial Statements as of March 31, 2025 in Item 8 of this Report)				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (see signature page of this Report)				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Compensation Recovery Policy	10-K	97.1	06/21/2024
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	Indicates a management contract or compensatory plan or arrangement.

**	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Modular Medical, Inc. hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 20, 2025.

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

Name	Title	Date

/s/ James E. Besser	Chief Executive Officer	June 20, 2025
James E. Besser	(Principal Executive Officer)

/s/ Paul DiPerna	Chairman, President and Chief Financial Officer	June 20, 2025
Paul DiPerna	(Principal Financial and Accounting Officer)

/s/ Duane DeSisto	Director	June 20, 2025
Duane DeSisto

/s/ Steven Felsher	Director	June 20, 2025
Steven Felsher

/s/ Morgan C. Frank	Director	June 20, 2025
Morgan C. Frank

/s/ Jeffrey Goldberg	Director	June 20, 2025
Jeffrey Goldberg

/s/ Philip Sheibley	Director	June 20, 2025
Philip Sheibley

/s/ Carmen Volkart	Director	June 20, 2025
Carmen Volkart

/s/ Ellen O’Connor Vos	Director	June 20, 2025
Ellen O’Connor Vos