Form 10-Q
period 2025-06-30
Modular Medical, Inc.
filed 2025-08-14
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 55,274,596 as of August 8, 2025.

MODULAR MEDICAL, INC.

FORM 10-Q

JUNE 30, 2025

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2025 (Unaudited)	March 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,522	$13,095
Prepaid expenses and other	770	422
TOTAL CURRENT ASSETS	8,292	13,517

Property and equipment, net	5,212	4,453
Right of use asset, net	667	765
TOTAL ASSETS	$14,171	$18,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,067	$338
Accrued expenses	546	504
Short-term lease liabilities	437	423
TOTAL CURRENT LIABILITIES	2,050	1,265

Long-term lease liabilities	278	393
TOTAL LIABILITIES	2,328	1,658

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000 shares authorized; 55,275 and 53,706 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	55	54
Additional paid-in capital	103,243	101,776
Accumulated deficit	(91,455)	(84,753)
TOTAL STOCKHOLDERS’ EQUITY	11,843	17,077
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,171	$18,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2025	2024
Operating expenses
Research and development	$5,134	$3,205
Selling, general and administrative	1,670	1,015
Total operating expenses	6,804	4,220
Loss from operations	(6,804)	(4,220)

Other income	102	83

Net loss	$(6,702)	$(4,137)

Net loss per share
Basic and diluted	$(0.12)	$(0.12)

Shares used in computing net loss per share
Basic and diluted	54,288	33,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	53,706	$54	$101,776	$(84,753)	$17,077
Shares issued for services	10	—	11	—	11
At-the-market sale of stock, net	1,000	1	727	—	728
Exercise of warrants	532	—	5	—	5
Issuances under equity incentive plan	27	—	4	—	4
Stock-based compensation	—	—	720	—	720
Net loss	—	—	—	(6,702)	(6,702)
Balance as of June 30, 2025	55,275	$55	$103,243	$(91,455)	$11,843

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	32,464	$32	$77,432	$(65,929)	$11,535
Shares issued for services	10	—	15	—	15
Exercise of warrants	55	—	68	—	68
Issuances under equity incentive plan	32	—	6	—	6
Stock-based compensation	—	—	529	—	529
Net loss	—	—	—	(4,137)	(4,137)
Balance as of June 30, 2024	32,561	$32	$78,050	$(70,066)	$8,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,702)	$(4,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	724	535
Depreciation and amortization	410	196
Shares issued for services	2	5
Other	—	1
Changes in assets and liabilities:
Prepaid expenses and other assets	(338)	(22)
Lease right-of-use asset	98	90
Accounts payable and accrued expenses	536	(126)
Lease liabilities	(102)	(90)
Net cash used in operating activities	(5,372)	(3,548)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(934)	(842)
Net cash used in investing activities	(934)	(842)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sale of common stock, net	728	—
Proceeds from exercise of common stock warrants	5	210
Net cash provided by financing activities	733	210

Net decrease in cash and cash equivalents	(5,573)	(4,180)

Cash and cash equivalents at beginning of period	13,095	9,232

Cash and cash equivalents at end of period	$7,522	$5,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODULAR MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Modular Medical, Inc. (the “Company”) was incorporated in Nevada in October 1998 under the name Bear Lake Recreation, Inc. The Company had no material business operations until approximately 2017, when it acquired all of the issued and outstanding shares of Quasuras, Inc., a Delaware corporation (“Quasuras”) and changed its name from Bear Lake Recreation, Inc. to Modular Medical, Inc.

The Company is a pre-revenue, medical device company focused on the design, development and commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of an innovative two-part patch pump, its initial product, the MODD1, the Company seeks to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care requiring considerable motivation that presently available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, the Company seeks to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets. In January 2024, the Company submitted a 510(k) premarket notification to the United States Food and Drug Administration (“FDA”) for the MODD1, and, in September 2024, the Company received FDA clearance to market and sell its MODD1 pump in the United States. The Company expects initial shipments of the MODD1 by October 2025. The Company is currently preparing a second 510(k) premarket notification application to the FDA for an updated version of the MODD1 product, called the Pivot, which is a tubeless version of the product that integrates the set into a true tubeless patch. The Company intends to replace the MODD1 product with the Pivot product, as soon as the required regulatory approval from the FDA is received.

Liquidity and Going Concern

The Company does not currently have revenues to generate cash flows to cover operating expenses. Since its inception, the Company has incurred operating losses and negative cash flows in each year due to costs incurred in connection with its operations. The Company expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and commercialization of its products. The Company expects that its operating expenses will continue to increase, and, as a result, it will eventually need to generate significant revenue to achieve profitability. When considered with its current operating plan, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the consolidated financial statements as of and for the year ended March 31, 2025, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise additional capital, through the sale of additional equity or debt securities, to support its future operations. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its pump products, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product offering. If the Company is unable to secure additional capital, it may be required to curtail its product commercialization and research and development initiatives and take additional measures to reduce costs in order to conserve its cash. From a financing perspective, in June 2025, the Company sold 1,000,000 shares of common stock under the at-the-market sales program for net proceeds of $727,500. In March 2025, the Company completed private placements of its common stock and warrants for net proceeds of approximately $11,367,000.

Basis of Presentation

The Company’s fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the condensed consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2026 refers to the fiscal year ending March 31, 2026). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quasuras. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the rules and regulations of the United States Security and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of March 31, 2025 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with these rules and regulations of the SEC. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending March 31, 2026 or for any other future period.

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

For the three months ended June 30, 2025 and 2024, the following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands).

	Three Months Ended June 30,
	2025	2024
Options to purchase common stock	7,200	4,322
Unvested restricted stock units	83	167
Common stock purchase warrants	18,030	11,173
Total	25,313	15,662

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended June 30, 2025 and 2024, the Company’s comprehensive loss was the same as its net loss.

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

NOTE 2 – CONSOLIDATED BALANCE SHEET DETAIL

	June 30, 2025	March 31, 2025
	(in thousands)
Prepaid and other current assets
Prepaid expenses	$693	$352
Other receivables	77	70
	$770	$422

	June 30, 2025	March 31, 2025
	(in thousands)
Property and equipment, net
Machinery and equipment	$6,446	$5,311
Computer equipment and software	66	66
Construction-in-process	719	685
Leasehold improvements	33	33
Office equipment	45	45
	7,309	6,140
Less: accumulated depreciation and amortization	(2,097)	(1,687)
Total	$5,212	$4,453

	June 30, 2025	March 31, 2025
	(in thousands)
Accrued expenses
Accrued wages and employee benefits	$444	$391
Other	102	113
Total	$546	$504

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

Future minimum payments under the facility operating lease, as of June 30, 2025, are listed in the table below (in thousands).

Annual Fiscal Years
2026	354
2027	405
Total future lease payments	$759
Less: Imputed interest	(44)
Present value of lease liability	$715

Cash paid for amounts included in the measurement of lease liabilities was approximately $117,000 and $112,000 for the three months ended June 30, 2025 and 2024, respectively. Rent expense was approximately $112,000 for each of the three-month periods ended June 30, 2025 and 2024.

NOTE 4 – STOCKHOLDERS’ EQUITY

ATM Offering

In November 2023, the Company entered into a Sales Agreement (the “ATM Agreement”) with Leerink Partners LLC (Leerink) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, for aggregate gross proceeds of up to $6,500,000 through an “at the market offering” program under which Leerink will act as sales agent or principal. The ATM Agreement provides that Leerink will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock under the ATM Agreement. The Company has no obligation to sell any shares under the ATM Agreement and may, at any time, suspend solicitation and offers under the ATM Agreement. During the three months ended June 30, 2025, under the ATM Agreement, the Company sold 1,000,000 shares of common stock for net proceeds of $727,500.

Warrants

As of June 30, 2025, the Company had the following common stock purchase warrants outstanding (share amounts in thousands):

	Number of Shares	Exercise Price	Expiration
Balance as of March 31, 2025	18,561
Warrants exercised	(531)	$0.01	—
Balance as of June 30, 2025	18,030

As of March 31, 2025, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Price	Expiration
Common stock	531	$0.01	—
Common stock	6,508	1.12	March 2029
Common stock	3,565	1.22	May 2028
Common stock	484	1.32	May 2027
Common stock	875	1.40	March 2029
Common stock	381	1.875	November 2027
Common stock	768	6.00	January 2027 - February 2027
Common stock	4,011	6.60	February 2027
Common stock	1,438	$6.60	November 2027
Total	18,561

Other

During the three months ended June 30, 2025, the Company issued 10,000 shares of common stock with a fair value of approximately $11,000 to a service provider.

NOTE 5 – STOCK-BASED COMPENSATION

Amended and Restated 2017 Equity Incentive Plan

In October 2017, the Company’s board of directors (the “Board”) approved the 2017 Equity Incentive Plan (the “Plan”) with 1,000,000 shares of common stock reserved for issuance. In January 2020 and August 2021, the Board approved increases in the number of shares reserved for issuance under the Plan by 333,334 and 1,333,334 shares, respectively. In January 2023, February 2024 and February 2025, the Company’s stockholders approved increases in the number of shares reserved for issuance under the Plan by an additional 2,000,000, 3,000,000 and 3,000,000 shares, respectively. Under the Plan, eligible employees, directors and consultants may be granted a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards and restricted stock units (“RSUs”). The Plan is administered by the Board or, in the alternative, a committee designated by the Board.

Stock-Based Compensation Expense

Stock options granted by the Company generally vest over 36 months and have a 10-year term. As of June 30, 2025, the unamortized compensation cost related to stock options was approximately $2,369,550 and is expected to be recognized as expense over a weighted-average period of approximately 1.21 years.

In April 2025, under its Two-Part FDA Submission and Product Milestone Bonus Program, the Company granted stock options for 1,941,000 shares, which are subject to vesting based upon achievement of certain performance milestones by the Company and continued service by the optionee. As of June 30, 2025, the Company had commenced expense recognition for all 1,941,000 of these option shares based on its assessment of the probability of achievement of the applicable performance requirements, including (i) submission of the 510(k) to the FDA for the Pivot pump product on or before October 31, 2025 and (ii) validation of the manufacturing line validated for the Pivot pump product with capacity to serve 6,000 patents by March 15, 2026.

The weighted-average grant date fair value of options granted was $0.75 and $1.33 per share for the three months ended June 30, 2025 and 2024, respectively. The following assumptions were used in the fair-value method calculations:

Three Months Ended June 30,
	2025	2024
Risk-free interest rates	3.79% - 4.14%	4.33% - 4.43%
Volatility	105% - 107%	118% - 123%
Expected life (years)	5.0 - 5.7	5.0 - 5.7

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

The following table summarizes the activity in the shares available for grant under the Plan during the three months ended June 30, 2025:

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at March 31, 2025	5,397,872	4,917,090	$3.17
Share awards	(6,375)	—	0.68
Options granted	(2,291,172)	2,291,172	0.93
Options cancelled and returned to the Plan	8,056	(8,056)	1.52
Balance at June 30, 2025	3,108,381	7,200,206	$2.46

There were no stock options exercised during the three months ended June 30, 2025. A stock option was exercised on a cashless basis for 7,530 shares of common stock during the three months ended June 30, 2024. During the three months ended June 30, 2025 and 2024, the Company awarded 6,375 and 3,875 shares, respectively, to its non-employee directors under the Company’s outside director compensation plan. For the three months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense for these share awards of approximately $4,000 and $6,000, respectively.

A summary of restricted stock unit (RSU) activity under the Plan is presented below.

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Balance at March 31, 2025	104,168	$0.91
Vested	(20,833)	0.91
Non-vested shares at June 30, 2025	83,335	$0.91

The total intrinsic value of RSUs outstanding as of June 30, 2025 was approximately $63,000. The unamortized compensation cost at June 30, 2025 was approximately $77,000 related to RSUs and is expected to be recognized as expense over a period of approximately one year.

The following table summarizes the range of outstanding and exercisable options as of June 30, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic value
$0.68 - $2.28	5,767,932	8.66	$1.30	2,533,951	$1.54	$2,812
$3.95 - $7.51	933,145	5.94	$5.30	927,728	$5.31	—
$8.61 - $17.70	499,129	5.98	$10.56	499,129	$10.56	—
$0.68 - $17.70	7,200,206	8.12	$2.46	3,960,808	$3.56	$2,812

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. All tax returns for fiscal 2018 to fiscal 2025 may be subject to examination by the U.S. federal and state tax authorities. As of June 30, 2025, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the three months ended June 30, 2025 and 2024 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Purchase Obligations

The Company’s primary purchase obligations include purchase orders for machinery and equipment. At June 30, 2025, the Company had outstanding purchase orders for machinery and equipment and related expenditures of approximately $2,431,000.

In addition, at June 30, 2025, the Company had purchase commitments of approximately $900,000 over the next three years for technology related to its pump products.

NOTE 8 – BUSINESS SEGMENT AND CONCENTRATIONS

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

	June 30,
	2025	2024
	(in thousands)
Research and development	$1,490	$973
Compensation	2,916	1,748
Stock-based compensation	725	535
Other operating expenses	1,673	965
Other income and expense	(102)	(84)
Net loss	$6,702	$4,137

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

The following table lists significant vendors that represented more than 10% of the Company’s total accounts payable balance at each respective balance sheet date:

	June 30, 2025	March 31, 2025

Vendor A	16%	13%
Vendor B	14%	*
Vendor C	11%	*
Vendor D	*	12%
Vendor E	*	10%

*	Represents less than 10%

NOTE 9 – RELATED PARTY TRANSACTIONS

A family member of one of the Company’s executive officers is an employee of the Company. During the three months ended June 30, 2025 and 2024, the Company paid the family member approximately $52,700 and $57,300, respectively, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of stock options granted during each period.

A second family member of one of the Company’s executive officers consulted with and became an employee of the Company during the three months ended June 30, 2025. During the three months ended June 30, 2025, the Company paid the family member approximately $18,600 which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of stock options granted during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (this Report). This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on June 20, 2025 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2025. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors including, without limitation, inflationary risks, including the risk of increasing costs for certain of the Company’s components and related issues that may arise therefrom. Many of those factors are outside of our control and could cause actual results to differ materially from those expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Report, refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2026 refers to the fiscal year ending March 31, 2026). Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer to Modular Medical, Inc. and its consolidated subsidiary.

Company Overview

We are a pre-revenue medical device company focused on the design, development and commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of a novel two-part patch pump, our initial product, the MODD1, we seek to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care that presently-available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, we seek to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets. In January 2024, we submitted a 510(k) premarket notification to the United States Food and Drug Administration (the “FDA”) for our MODD1 insulin pump, and, in September 2024, we received FDA clearance to market and sell our MODD1 pump in the United States. We are actively working to i) commercialize our MODD1 product and commence initial shipments by October 2025, ii) obtain regulatory clearance to market and sell our Pivot product during the first half of 2026, iii) obtain regulatory clearance to market and sell our pump products in foreign jurisdictions, iv) improve the manufacturability and usability of our pump products and v) develop new pump products. We believe the Pivot product will provide us with cost and usability improvements and improved manufacturability, allowing our marketing to be focused on low cost and ease of use and learnability. We intend to replace the MODD1 product with the Pivot product, as soon as the required regulatory approval from the FDA is received.

From a financing perspective, in June 2025, we sold 1,000,000 shares of common stock under our ATM sales program for proceeds of approximately $0.7 million, and, in March 2025, we completed private placements of our common stock and common stock purchase warrants for net proceeds of approximately $11.4 million.

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

Recent Developments

Compliance with Nasdaq Continued Listing Requirements

On June 30, 2025, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days ending on June 27, 2025, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until December 29, 2025, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days provided we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and if we provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that our common stock will be subject to delisting.

The above mentioned letter does not result in the immediate delisting of our common stock from the Nasdaq Capital Market. We are monitoring the closing bid price of our common stock and considering our available options in the event the closing bid price of our common stock remains below $1 per share.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2025. As of June 30, 2025, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	Three months ended June 30,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Research and development	$5,134	$3,205	$1,929	60.1%

Our research and development, or R&D, expenses include personnel, consulting, testing, materials and supplies, depreciation and amortization and other non-capitalizable operational costs associated with the production of our insulin pump product. We expense R&D costs as they are incurred.

R&D expenses increased for fiscal 2026 compared with the same period of fiscal 2025, primarily due to increased personnel costs of approximately $0.9 million, an increase in material costs of approximately $0.3 million, an increase in stock-based compensation expense of approximately $0.2 million, an increase of approximately $0.2 million in consulting costs, an increase in depreciation expense of approximately $0.2 million and an increase in shipping and related expenses of approximately $0.1 million.

Our full-time R&D employee headcount increased to 55 at June 30, 2025 from 36 at June 30, 2024. R&D expenses included stock-based compensation expenses of approximately $0.6 million and $0.4 million for the three-month periods ended June 30, 2025 and June 30, 2024, respectively. We expect research and development expenses to remain consistent in fiscal 2026.

Selling, General and Administrative

	Three months ended June 30,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Selling, general and administrative	$1,670	$1,015	$655	64.6%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for facilities, finance, human resources, legal, sales, marketing and general management.

SG&A expenses increased for the three months ended June 30, 2025 compared with the same period of 2024, primarily as a result of increases in personnel costs of approximately $0.3 million, consulting fees of approximately $0.1 million, legal and professional services expenses of approximately $0.1 million, and sales and marketing expenses of approximately $0.1 million.

Our full-time SG&A employee headcount increased to 12 at June 30, 2025 from 4 at June 30, 2024. SG&A expenses included stock-based compensation expenses of approximately $0.2 million for each of the three-month periods ended June 30, 2025 and June 30, 2024, respectively. We expect SG&A expenses to increase in fiscal 2026 as compared with fiscal 2025, as we continue to expand our sales and marketing organization and increase our general and administrative headcount to support the commercialization of our pump products during fiscal 2026.

Liquidity and Capital Resources; Changes in Financial Condition

We do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with R&D activities and SG&A expenses associated with our operations. For the three months ended June 30, 2025 and year ended March 31, 2025, we incurred net losses of approximately $6.7 million and $18.8 million, respectively. At June 30, 2025, we had a cash balance of $7.5 million and an accumulated deficit of approximately $91 million. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 1 of this Report are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our operating needs include the planned costs to operate our business, including amounts required to fund continued research and development activities, working capital and capital expenditures. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations. In November 2023, we entered into a Sales Agreement (the “ATM Agreement”) with Leerink Partners LLC (“Leerink”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, for aggregate gross proceeds of up to $6.5 million (subject to availability on our shelf registration statement) through an “at the market offering” program under which Leerink will act as sales agent or principal. During the three months ended June 30, 2025, we sold 1,000,000 shares of common stock under the at-the-market agreement for proceeds of approximately $0.7 million. In addition, in March 2025, the Company completed private placements of its common stock and warrants for net proceeds of approximately $11.4 million. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, without limitation, our ability to successfully commercialize our product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings. If we are unable to secure additional capital timely, we may be required to curtail R&D initiatives, reduce headcount and take additional measures to reduce costs in order to conserve our cash.

For the three months ended June 30, 2025, we used approximately $5.4 million of cash in operating activities, which primarily resulted from our net loss of approximately $6.7 million, as adjusted for net changes in operating assets and liabilities of approximately $0.2 million, stock-based compensation expenses of approximately $0.7 million, depreciation and amortization expenses of approximately $0.4 million and other immaterial adjustments. For the three months ended June 30, 2024, we used approximately $3.5 million of cash in operating activities, which primarily resulted from our net loss of approximately $4.1 million and net changes in operating assets and liabilities of approximately $0.1 million, as adjusted for stock-based compensation expenses of approximately $0.5 million and depreciation and amortization expenses of approximately $0.2 million and other immaterial adjustments.

For the three months ended June 30, 2025 and 2024, cash used in investing activities of approximately $0.9 million and $0.8 million, respectively, was for the purchase of property and equipment.

Cash provided by financing activities of approximately $0.7 million for the three months ended June 30, 2025 was attributable to proceeds from sales of common stock under the ATM agreement. Cash provided by financing activities of $0.2 million for the three months ended June 30, 2024 was attributable to proceeds from the exercise of common stock purchase warrants.

Purchase Obligations

Our primary purchase obligations include purchase orders for machinery and equipment. At June 30, 2025, we had outstanding purchase orders for machinery and equipment and related expenditures of approximately $2.4 million.

In addition, at June 30, 2025, we had purchase commitments of approximately $0.9 million over the next three years for technology related to our pump products.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. Other than as set forth below, there have been no material changes to the risk factors set forth under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2025, which we filed with the SEC on June 20, 2025.

We might not be able to continue as a going concern.

Our condensed consolidated financial statements as of June 30, 2025 have been prepared under the assumption that we will continue as a going concern twelve months from the date of issuance of this Report. At June 30, 2025, we had cash and cash equivalents of $7.5 million and an accumulated deficit of approximately $91 million. From a financing perspective, in June 2025, we sold 1,000,000 shares of common stock under our ATM Agreement for proceeds of approximately $0.7 million, and, in March 2025, we completed private placements of our common stock and common stock purchase warrants for net proceeds of approximately $11.4 million. Even with these proceeds, we do not believe that our cash and cash equivalents will be sufficient to fund our operations for the period of 12 months from the date of issuance of this report, and we would need to raise additional capital. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us. If we are unable to generate sustainable operating profit and sufficient cash flows, then our future success will depend on our ability to raise capital. We intend to seek additional financing and evaluate financing alternatives in order to meet our cash requirements for the foreseeable future. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current product development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

If we are unable to satisfy the continued listing requirements of the Nasdaq, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock may lose value and could be delisted from Nasdaq due to several factors or a combination of such factors. While our common stock is currently listed on Nasdaq, we can give no assurance that we will be able to satisfy the continued listing requirements of Nasdaq in the future, including, but not limited to, the corporate governance requirements and the minimum closing bid price requirement or the minimum equity requirement.

On June 30, 2025, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days ending on June 27, 2025, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until December 29, 2025, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days provided we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and if we provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that our common stock will be subject to delisting.

The above-mentioned letter does not result in the immediate delisting of our common stock from the Nasdaq Capital Market. We are monitoring the closing bid price of our common stock and considering our available options in the event the closing bid price of our common stock remains below $1 per share.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement, maintain compliance with the other continued listing requirements of Nasdaq, or that our common stock will not be delisted in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On March 31, 2025, we issued 20,833 shares to one of our non-employee directors upon vesting of a restricted stock unit award granted under our Amended and Restated 2017 Equity Incentive Plan.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, or a sinking or purchase fund installment, or any other material default, with respect to any indebtedness of ours.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Third Amended and Restated Articles of Incorporation of Modular Medical, Inc., as filed with the Secretary of State of Nevada on June 27, 2017	8-K	3.1	06/29/2017
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on November 24, 2021	8-K	3.1	12/01/2021
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on February 15, 2024	8-K	3.1	02/15/2024
3.4	Amended Bylaws of Modular Medical, Inc.	10-SB	3.2	03/08/2002
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following financial information from Modular Medical, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2025, filed with the SEC on August 14, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets as of June 30 2025 and March 31, 2025, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date: August 14, 2025	By:	/s/ James E. Besser
James E. Besser
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul DiPerna
Paul DiPerna
Chairman, President, Chief Financial Officer and Treasurer
(Principal Financial Officer)