Form 10-Q
period 2025-09-30
Modular Medical, Inc.
filed 2025-11-14
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to_______________

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 63,599,550 as of November 12, 2025.

MODULAR MEDICAL, INC.

FORM 10-Q

SEPTEMBER 30, 2025

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30,
	2025	March 31,
	(Unaudited)	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,316	$13,095
Prepaid expenses and other	631	422
TOTAL CURRENT ASSETS	5,947	13,517

Property and equipment, net	6,459	4,453
Right of use asset, net	568	765
TOTAL ASSETS	$12,974	$18,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,879	$338
Accrued expenses	715	504
Short-term lease liabilities	450	423
TOTAL CURRENT LIABILITIES	4,044	1,265

Long-term lease liabilities	161	393
TOTAL LIABILITIES	4,205	1,658

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000 shares authorized; 61,171 and 53,706 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	61	54
Additional paid-in capital	107,515	101,776
Common stock issuable	438	—
Accumulated deficit	(99,245)	(84,753)
TOTAL STOCKHOLDERS’ EQUITY	8,769	17,077
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,974	$18,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$5,593	$3,702	$10,727	$6,907
Selling, general and administrative	2,236	1,294	3,906	2,309
Total operating expenses	7,829	4,996	14,633	9,216
Loss from operations	(7,829)	(4,996)	(14,633)	(9,216)
Other income	41	42	143	125
Loss before income taxes	(7,788)	(4,954)	(14,490)	(9,091)
Provision for income taxes	2	2	2	2
Net loss	$(7,790)	$(4,956)	$(14,492)	$(9,093)

Net loss per share
Basic and diluted	$(0.14)	$(0.14)	$(0.26)	$(0.27)

Shares used in computing net loss per share
Basic and diluted	55,576	34,338	54,936	34,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

					Additional
	Common Stock		Issuable Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	53,706	$54	—	$—	$101,776	$(84,753)	$17,077
Shares issued for services	10	—	—	—	11	—	11
At-the-market sales of stock, net	1,000	1	—	—	727	—	728
Exercise of warrants	532	—	—	—	5	—	5
Issuances under equity incentive plan	27	—	—	—	4	—	4
Stock-based compensation	—	—	—	—	720	—	720
Net loss	—	—	—	—	—	(6,702)	(6,702)
Balance as of June 30, 2025	55,275	$55	—	$—	$103,243	$(91,455)	$11,843
At-the-market sales of stock, net	9	—	—		6	—	6
Issuance of common stock and warrants from warrant inducement offering	5,860	6	644	438	3,454	—	3,898
Issuances under equity incentive plan	27	—	—	—	4	—	4
Stock-based compensation	—	—	—	—	808	—	808
Net loss	—	—	—	—	—	(7,790)	(7,790)
Balance as of September 30, 2025	61,171	$61	644	$438	$107,515	$(99,245)	$8,769

					Additional
	Common Stock		Issuable Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	32,464	$32	—	$—	$77,432	$(65,929)	$11,535
Shares issued for services	10	—	—	—	15	—	15
Exercise of warrants	55	—	—	—	68	—	68
Issuances under equity incentive plan	32	—	—	—	6	—	6
Stock-based compensation	—	—	—	—	529	—	529
Net loss	—	—	—	—	—	(4,137)	(4,137)
Balance as of June 30, 2024	32,561	$32	—	$—	$78,050	$(70,066)	$8,016
Shares issued for services	20	—	—	—	35	—	35
Exercise of warrants	939	1	—	—	844	—	845
At-the-market sales of stock, net	825	1		—	1,922	—	1,923
Issuances under equity incentive plan	25	—	—	—	9	—	9
Stock-based compensation	—	—	—	—	1,044	—	1,044
Net loss	—	—	—	—	—	(4,956)	(4,956)
Balance as of September 30, 2024	34,370	$34	—	$—	$81,904	$(75,022)	$6,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,492)	$(9,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,537	1,588
Depreciation and amortization	801	456
Shares issued for services	4	26
Changes in assets and liabilities:
Prepaid expenses and other assets	(200)	64
Lease right-of-use asset	197	182
Accounts payable and accrued expenses	1,576	(355)
Lease liabilities	(206)	(182)
Net cash used in operating activities	(10,783)	(7,314)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,705)	(1,003)
Net cash used in investing activities	(1,705)	(1,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sales of common stock, net	732	1,923
Proceeds from exercise of common stock purchase warrants	5	1,055
Proceeds from warrant inducement offering, net	3,972	—
Net cash provided by financing activities	4,709	2,978

Net decrease in cash and cash equivalents	(7,779)	(5,339)

Cash and cash equivalents at beginning of period	13,095	9,232

Cash and cash equivalents at end of period	$5,316	$3,893

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

The Company is a pre-revenue, medical device company focused on the design, development and commercialization of innovative insulin delivery systems using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of innovative two-part patch pumps, the Company seeks to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care requiring considerable motivation that presently available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, the Company seeks to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets. In January 2024, the Company submitted a 510(k) premarket notification to the United States Food and Drug Administration (“FDA”) for its initial product, the MODD1, and, in September 2024, the Company received FDA clearance to market and sell its MODD1 pump in the United States. The Company is seeking FDA approval for an updated version of the MODD1 product, called the Pivot, which is a tubeless version of the product that integrates the set into a true tubeless patch. The Company intends to go to market with its Pivot product, when the required regulatory approval from the FDA is received.

Liquidity and Going Concern

The Company does not currently have revenues to generate cash flows to cover operating expenses. Since its inception, the Company has incurred operating losses and negative cash flows in each year due to costs incurred in connection with its operations. The Company expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and commercialization of its products. The Company expects that its operating expenses will continue to increase, and, as a result, it will eventually need to generate significant revenue to achieve profitability. When considered with its current operating plan, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the consolidated financial statements as of and for the year ended March 31, 2025, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise additional capital, through the sale of additional equity or debt securities, to support its future operations. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its pump products, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product offering. If the Company is unable to secure additional capital, it may be required to curtail its product commercialization and research and development initiatives and take additional measures to reduce costs in order to conserve its cash. As disclosed in Note 4, in September 2025, the Company effected a warrant inducement offering for net proceeds of approximately $3.9 million, and, during the six months ended September 30, 2025, the Company received net proceeds of approximately $0.7 million from sales of shares of common stock under its at-the-market sales program.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the six months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending March 31, 2026 or for any other future period.

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

Per-Share Amounts

Basic net loss per share is computed by dividing loss for the period by the weighted-average number of shares of common stock outstanding (“WASO”) during the period. In addition, the Company includes the number of shares of common stock issuable, including under pre-funded warrants, as outstanding for purposes of the WASO calculation. Diluted net loss per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares of common stock issuable upon the exercise of stock options and exercise of warrants.

For the six months ended September 30, 2025 and 2024, the following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands).

	Six Months Ended September 30,
	2025	2024
Options to purchase common stock	7,229	4,531
Unvested restricted stock units	63	146
Common stock purchase warrants	15,100	10,430
Total	22,392	15,107

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended September 30, 2025 and 2024, the Company’s comprehensive loss was the same as its net loss.

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

NOTE 2 – CONSOLIDATED BALANCE SHEET DETAIL

	September 30,	March 31,
	2025	2025
	(in thousands)
Prepaid and other current assets
Prepaid expenses	$606	$352
Other receivables	25	70
	$631	$422

	September 30,	March 31,
	2025	2025
	(in thousands)
Property and equipment, net
Machinery and equipment	$7,904	$5,311
Computer equipment and software	45	66
Construction-in-process	788	685
Leasehold improvements	33	33
Office equipment	45	45
	8,815	6,140
Less: accumulated depreciation and amortization	(2,356)	(1,687)
Total	$6,459	$4,453

	September 30, 2025	March 31, 2025
	(in thousands)
Accrued expenses
Accrued wages and employee benefits	$460	$391
Other	255	113
Total	$715	$504

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

Future minimum payments under the facility operating lease, as of September 30, 2025, are listed in the table below (in thousands).

Annual Fiscal Years
2026	$237
2027	405
Total future lease payments	$642
Less: Imputed interest	(31)
Present value of lease liability	$611

Cash paid for amounts included in the measurement of lease liabilities was approximately $234,000 and $225,000 for the six months ended September 30, 2025 and 2024, respectively. Rent expense was approximately $225,000 for each of the six-month periods ended September 30, 2025 and 2024, respectively, and $113,000 for each of the three-month periods ended September 30, 2025 and 2024.

NOTE 4 – STOCKHOLDERS’ EQUITY

ATM Offering

In November 2023, the Company entered into a Sales Agreement (the “ATM Agreement”) with Leerink Partners LLC (“Leerink”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, for aggregate gross proceeds of up to $6,500,000 through an “at the market offering” program under which Leerink will act as sales agent or principal. The ATM Agreement provides that Leerink will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock under the ATM Agreement. The Company has no obligation to sell any shares under the ATM Agreement and may, at any time, suspend solicitation and offers under the ATM Agreement. During the three and six months ended September 30, 2025, under the ATM Agreement, the Company sold 9,200 and 1,009,200 shares of common stock for net proceeds of $6,286 and $733,786, respectively.

Warrant Inducement Offering

In September 2025, the Company entered into inducement offer letter agreements (the “Inducement Letters”) with certain holders (the “Holders”) of warrants issued in May 2023 (the “2023 Warrants”) and in March 2025 (the “March 2025 Warrants” and, collectively with the 2023 Warrants, the “Existing Warrants”) to purchase up to an aggregate of 6,504,731 shares of the Company’s common stock. Pursuant to the Inducement Letters, the Holders agreed to exercise for cash i) 2023 Warrants to purchase 1,901,700 shares of common stock with an original exercise price of $1.22 per share and ii) March 2025 Warrants to purchase 4,603,031 shares with an original exercise price of $1.12 per share at a reduced exercise price of $0.68 per share in consideration for the Company’s agreement to issue in a private placement new common stock purchase warrants to purchase an aggregate of 3,252,366 shares (the “September 2025 Warrants”). The September 2025 Warrants have an exercise price of 0.84 per share, were exercisable upon issuance and expire on the five-year anniversary of the date of issuance.

As of September 30, 2025, the Company had issued 5,860,483 shares of common stock and 2,930,242 September 2025 Warrants, and the processing of the exercise of 175,500 2023 Warrants and 468,748 2025 Warrants was pending. As a result, as of September 30, 2025, 644,248 shares of common stock (the “Issuable Shares”) and 322,124 September 2025 Warrants were pending issuance. The fair value of the unissued Issuable Shares has been presented separately as issuable shares on the condensed consolidated balance sheets and statements of stockholders’ equity as of September 30, 2025. The Company accounted for the issuance of the: i) shares of its common stock and ii) the September 2025 Warrants as a single equity transaction for gross proceeds of approximately $4.4 million, which proceeds had been received in full as of September 30, 2025.

In relation to the above warrant inducement offering, the Company engaged Newbridge Securities Corporation as the servicing agent and paid a fee of $400,000 and expense reimbursement of $50,000.

Equity-Classified Warrants

The following table sets forth changes in the number of common stock purchase warrants outstanding during fiscal 2026 (share amounts in thousands):

	Number of	Exercise
	Shares	Price ($)	Expiration
Balance as of March 31, 2025	18,561
Warrants exercised	(531)	0.01	—
Balance as of June 30, 2025	18,030
Warrants issued	2,930	0.84	September 2030
Warrants exercised	(1,726)	0.68	May 2028
Warrants exercised	(4,134)	0.68	March 2029
Balance as of September 30, 2025	15,100

As of September 30, 2025, the Company had the following warrants outstanding (share amounts in thousands):

	Number of	Exercise
Type	Shares	Price ($)	Expiration
Common stock	2,930	0.84	September 2030
Common stock	2,374	1.12	March 2029
Common stock	1,839	1.22	May 2028
Common stock	484	1.32	May 2027
Common stock	875	1.40	March 2029
Common stock	381	1.875	November 2027
Common stock	768	6.00	January 2027 - February 2027
Common stock	4,011	6.60	February 2027
Common stock	1,438	6.60	November 2027
Total	15,100

Share Issuances to Service Providers

During the six months ended September 30, 2025 and 2024, the Company issued 10,000 and 30,000 shares of common stock, respectively, with fair values of approximately $11,000 and $51,000, respectively, to service providers.

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

Stock-Based Compensation Expense

Stock options granted by the Company generally vest over 36 months and have a 10-year term. As of September 30, 2025, the unamortized compensation cost related to stock options was approximately $1,526,736 and is expected to be recognized as expense over a weighted-average period of approximately 1.12 years.

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

The weighted-average grant date fair value of options granted was $0.74 and $1.41 per share for the six months ended September 30, 2025 and 2024, respectively, and $0.56 and $1.51 for the three months ended September 30, 2025 and 2024, respectively. The following assumptions were used in the fair-value method calculations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rates	3.7% - 4.1%	3.4% - 4.1%	3.7% - 4.1%	3.5% - 4.4%
Volatility	102% - 106%	114% -117%	102% - 107%	114% - 123%
Expected life (years)	5.0 – 5.7	5.0 – 5.7	5.0 – 5.7	5.0 – 5.7
Expected dividend %	—	—	—	—

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

The following table summarizes the activity in the shares available for grant under the Plan during the six months ended September 30, 2025:

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at March 31, 2025	5,397,872	4,917,090	$3.17
Share awards	(6,375)	—	0.68
Options granted	(2,291,172)	2,291,172	0.93
Options cancelled and returned to the Plan	8,056	(8,056)	1.52
Balance at June 30, 2025	3,108,381	7,200,206	$2.46
Share awards	(6,375)	—	0.70
Options granted	(139,375)	139,375	0.71
Options cancelled and returned to the Plan	110,555	(110,555)	1.13
Balance at September 30, 2025	3,073,186	7,229,026	$2.44

There were no stock options exercised during the six months ended September 30, 2025. A stock option was exercised on a cashless basis for 7,530 shares of common stock during the six months ended September 30, 2024. During the six months ended September 30, 2025 and 2024, the Company awarded 12,750 and 7,750 shares, respectively, and for the three months ended September 30, 2025 and 2024, the Company awarded 6,375 and 3,875 shares, respectively, to its non-employee directors under the Company’s outside director compensation plan. For the six months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense for these share awards of approximately $9,000 and $15,000, respectively, and for the three months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense for these share awards of approximately $4,000 and $9,000, respectively.

A summary of restricted stock unit (RSU) activity under the Plan is presented below.

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Non-vested shares at March 31, 2025	104,168	$0.91
Vested	(20,833)	$0.91
Non-vested shares at June 30, 2025	83,335	$0.91
Vested	(20,834)	$0.91
Non-vested shares at September 30, 2025	62,501	$0.91

The total intrinsic value of RSUs outstanding as of September 30, 2025 was approximately $44,000. The unamortized compensation cost at September 30, 2025 was approximately $58,000 related to RSUs and is expected to be recognized as expense over a period of approximately 0.75 years.

The following table summarizes the range of outstanding and exercisable options as of September 30, 2025:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price	value
$0.68 - $2.28	5,796,752	8.42	$1.27	2,712,909	$1.53	$795
$3.95 - $7.51	933,145	5.69	$5.30	933,145	$5.30	—
$8.61 - $17.70	499,129	5.73	$10.56	499,129	$10.56	—
$0.68 - $17.70	7,229,026	7.88	$2.44	4,145,183	$3.47	$795

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. All tax returns for fiscal 2018 to fiscal 2025 may be subject to examination by the U.S. federal and state tax authorities. As of September 30, 2025, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the three and six months ended September 30, 2025 and 2024 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Purchase Obligations

The Company’s primary purchase obligations include purchase orders for machinery and equipment. At September 30, 2025, the Company had outstanding purchase orders for machinery and equipment and related expenditures of approximately $1,719,000.

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

	September 30,
	2025	2024
	(in thousands)
Research and development	$3,134	$1,912
Compensation	6,202	3,497
Stock-based compensation	1,537	1,587
Other operating expenses	3,760	2,220
Other income	(141)	(123)
Net loss	$14,492	$9,093

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

The following table lists significant vendors that represented more than 10% of the Company’s total accounts payable balance at each respective balance sheet date:

	September 30,	March 31,
	2025	2025

Vendor A	30%	13%
Vendor B	12%	*
Vendor C	*	12%
Vendor D	*	10%

*	Represents less than 10%

NOTE 9 – RELATED PARTY TRANSACTIONS

A family member of one of the Company’s executive officers is an employee of the Company. During the three months ended September 30, 2025 and 2024, the Company paid the family member approximately $33,760 and $43,365, respectively, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of any stock options granted during each period. During the six months ended September 30, 2025 and 2024, the Company paid the family member approximately $86,460 and $100,625, respectively, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of any stock options granted during each period.

A second family member of one of the Company’s executive officers consulted with and became an employee of the Company during 2025. During the three months ended September 30, 2025, the Company paid the family member approximately $16,000, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of any stock options granted during each period. During the six months ended September 30, 2025, the Company paid the family member approximately $34,600, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of any stock options granted during each period.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2025, under the ATM Agreement, the Company sold 1,793,064 shares of common stock for net proceeds of approximately $1.1 million.

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

Company Overview

We are a pre-revenue medical device company focused on the design, development and commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of a novel two-part patch pump, we seek to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care that presently-available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, we seek to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets. In January 2024, we submitted a 510(k) premarket notification to the United States Food and Drug Administration (the “FDA”) for our initial product, our MODD1, and, in September 2024, we received FDA clearance to market and sell our MODD1 pump in the United States. In August 2025, we announced the first human use of our MODD1 pump delivering insulin to a human patient. In addition, in August 2025, we announced our next-generation patch pump, branded as Pivot. We submitted a 510(k) premarket notification to the FDA for our Pivot product on November 13, 2025, when the United States government shutdown ended. We intend to initiate our commercial launch with the Pivot product, when the required regulatory approval from the FDA is received, which is expected in the first quarter of 2026. We are actively working to i) obtain regulatory clearance and prepare to commence commercialization of our Pivot product, ii) obtain regulatory clearance to market and sell our Pivot product in foreign jurisdictions, iii) improve the manufacturability and usability of our Pivot product and iv) develop new pump products.

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

Recent Developments

Financing

As disclosed in Note 4 to the condensed consolidated financial statements in this Report, in September 2025, we effected a warrant inducement offering for net proceeds of approximately $3.9 million, after deducting servicing agent fees and other offering expenses payable by us, and, during the six months ended September 30, 2025, we received net proceeds of approximately $0.7 million from sales of shares of our common stock under our at-the-market sales program.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2025. As of September 30, 2025, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	September 30,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Research and development – Three months ended	$5,593	$3,702	$1,891	51.1%
Research and development – Six months ended	$10,727	$6,907	$3,820	55.3%

Our research and development, or R&D, expenses include personnel, consulting, testing, materials and supplies, depreciation and amortization and other non-capitalizable operational costs associated with the production of our insulin pump product. We expense R&D costs as they are incurred.

R&D expenses increased for the three months ended September 30, 2025 compared with the same period of 2024, primarily due to increased personnel-related costs of approximately $1.0 million, an increase in depreciation expense of approximately $0.1 million, an increase in consulting costs of $0.4 million and an increase in materials and supplies costs of $0.4 million.

R&D expenses increased for the six months ended September 30, 2025 compared with the same period of 2024, primarily due to increased personnel-related costs of approximately $1.9 million, an increase in depreciation expense of approximately $0.3 million, an increase in consulting costs of $0.5 million, an increase in materials and supplies costs of $0.7 million, an increase in shipping costs of approximately $0.2 million and increases in other costs of approximately $0.2 million. Our full-time R&D employee headcount increased to 56 at September 30, 2025 from 42 at September 30, 2024. R&D expenses included stock-based compensation expenses of approximately $0.7 million and $0.8 million for the three-months ended September 30, 2025 and 2024, respectively, and $1.2 million for each of the six-month periods ended September 30, 2025 and 2024. We expect research and development expenses to increase in the second half of fiscal 2026, as we have commenced activities in support of commercialization of our Pivot product, which we expect to occur in the first half of calendar year 2026.

Selling, General and Administrative

	September 30,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Selling, general and administrative – Three months ended	$2,236	$1,294	$942	72.8%
Selling, general and administrative – Six months ended	$3,906	$2,309	$1,597	69.2%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for facilities, finance, human resources, legal, sales, marketing and general management.

SG&A expenses increased for the three months ended September 30, 2025 compared with the same period of 2024, primarily as a result of increases in personnel costs of approximately $0.5 million, consulting fees of approximately $0.3 million, and marketing expenses of approximately $0.1 million.

SG&A expenses increased for the six months ended September 30, 2025 compared with the same period of 2024, primarily as a result of increases in personnel costs of approximately $0.8 million, increases in consulting expenses of approximately $0.5 million, and increased marketing expenses of approximately $0.3 million. Our full-time SG&A employee headcount increased to 13 at September 30, 2025 from 4 at September 30, 2024. SG&A expenses included stock-based compensation expenses of approximately $0.2 million for each of the three-month periods ended September 30, 2025 and 2024, and $0.3 million and $0.4 million for the six months ended September 30, 2025 and 2024, respectively. We expect SG&A expenses to increase in the second half of fiscal 2026 as compared with fiscal 2025, as we continue to expand our sales and marketing organization and increase our general and administrative headcount to support the commercialization of our Pivot pump product during fiscal 2026.

Liquidity and Capital Resources; Changes in Financial Condition

We do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with R&D activities and SG&A expenses associated with our operations. For the six months ended September 30, 2025 and year ended March 31, 2025, we incurred net losses of approximately $14.5 million and $18.8 million, respectively. At September 30, 2025, we had a cash balance of $5.3 million and an accumulated deficit of approximately $99.2 million. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 1 of this Report are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our operating needs include the planned costs to operate our business, including amounts required to fund continued research and development activities, working capital and capital expenditures. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations. In November 2023, we entered into a Sales Agreement (the “ATM Agreement”) with Leerink Partners LLC (“Leerink”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock (subject to availability on our shelf registration statement) through an “at the market offering” program under which Leerink will act as sales agent or principal. During the six months ended September 30, 2025, we received net proceeds of approximately $0.7 million from sales of common stock under the ATM Agreement. During the six months ended September 30, 2025, we effected a warrant inducement offering of warrants issued in May 2023 and March 2025 for net proceeds of approximately $3.9 million, after deducting servicing agent fees and other offering expenses. Subsequent to September 30, 2025, under the ATM Agreement, we sold 1.8 million shares of common stock for net proceeds of approximately $1.1 million. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, without limitation, our ability to successfully commercialize our product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings. If we are unable to secure additional capital timely, we may be required to curtail R&D initiatives, reduce headcount and take additional measures to reduce costs in order to conserve our cash.

For the six months ended September 30, 2025, we used approximately $10.8 million of cash in operating activities, which primarily resulted from our net loss of approximately $14.5 million, as adjusted for net changes in operating assets and liabilities of approximately $1.4 million, stock-based compensation expenses of approximately $1.5 million and depreciation and amortization expenses of approximately $0.8 million. For the six months ended September 30, 2024, we used approximately $7.3 million of cash in operating activities, which primarily resulted from our net loss of approximately $9.1 million and net changes in operating assets and liabilities of approximately $0.3 million, as adjusted for stock-based compensation expenses of approximately $1.6 million, depreciation and amortization expenses of approximately $0.5 million and other immaterial adjustments.

For the six months ended September 30, 2025 and 2024, cash used in investing activities of approximately $1.7 million and $1.0 million, respectively, was for the purchase of property and equipment.

Cash provided by financing activities of approximately $4.7 million for the six months ended September 30, 2025 was attributable to $4.0 million of proceeds from a warrant inducement offering completed in September 2025 and $0.7 million of proceeds from sales of common stock under the ATM Agreement. Cash provided by financing activities of approximately $3.0 million for the six months ended September 30, 2024 was attributable to proceeds from the at-the-market sales of stock and exercise of common stock purchase warrants.

Purchase Obligations

Our primary purchase obligations include purchase orders for machinery and equipment. At September 30, 2025, we had outstanding purchase orders for machinery and equipment and related expenditures of approximately $1.7 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the six months ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our condensed consolidated financial statements as of September 30, 2025 have been prepared under the assumption that we will continue as a going concern twelve months from the date of issuance of this Report. At September 30, 2025, we had cash and cash equivalents of $5.3 million and an accumulated deficit of approximately $99.2 million. As disclosed in Note 4 to the condensed consolidated financial statements in this Report, in September 2025, we effected a warrant inducement offering for net proceeds of approximately $3.9 million, and, during the six months ended September 30, 2025, we generated net proceeds of approximately $0.7 million from sales under our at-the-market sales program. Even with these proceeds, we do not believe that our cash and cash equivalents will be sufficient to fund our operations for the period of 12 months from the date of issuance of this report, and we need to raise additional capital. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us. If we are unable to generate sustainable operating profit and sufficient cash flows, then our future success will depend on our ability to raise capital. We intend to seek additional financing and evaluate financing alternatives in order to meet our cash requirements for the foreseeable future. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current product development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

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

On June 30, 2025, we received a letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days ending on June 27, 2025, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended September 30, 2025, we issued 41,667 shares to one of our non-employee directors upon vesting of a restricted stock unit award granted under our Amended and Restated 2017 Equity Incentive Plan.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, or a sinking or purchase fund installment, or any other material default, with respect to any indebtedness of ours.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

					Filed or
Exhibit		Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Third Amended and Restated Articles of Incorporation of Modular Medical, Inc., as filed with the Secretary of State of Nevada on June 27, 2017	8-K	3.1	06/29/2017
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on November 24, 2021	8-K	3.1	12/01/2021
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on February 15, 2024	8-K	3.1	02/15/2024
3.4	Amended Bylaws of Modular Medical, Inc.	10-SB	3.2	03/08/2002
4.1	Form of Common Stock Purchase Warrant	8-K	4.1	09/23/2025
10.1	Form of 2023 Warrant Inducement Letter	8-K	10.1	09/23/2025
10.2	Form of 2025 Warrant Inducement Letter	8-K	10.2	09/23/2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				x
101	The following financial information from Modular Medical, Inc.'s quarterly report on Form 10-Q for the period ended September 30, 2025, filed with the SEC on November 14, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets as of September 30 2025 and March 31, 2025, (iii) the Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date: November 14, 2025	By:	/s/ James E. Besser
James E. Besser
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul DiPerna
Paul DiPerna
Chairman, President, Chief Financial Officer and Treasurer (Principal Financial Officer)