Form 10-Q
period 2025-12-31
Modular Medical, Inc.
filed 2026-02-17
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 77,703,547 as of February 13, 2026.

MODULAR MEDICAL, INC.

FORM 10-Q

DECEMBER 31, 2025

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2025	March 31,
	(Unaudited)	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,937	$13,095
Prepaid expenses and other	529	422
TOTAL CURRENT ASSETS	3,466	13,517

Property and equipment, net	6,327	4,453
Right of use asset, net	466	765
TOTAL ASSETS	$10,259	$18,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,008	$338
Accrued expenses	707	504
Short-term lease liabilities	464	423
TOTAL CURRENT LIABILITIES	2,179	1,265

Warrant liabilities	2,159	—
Long-term lease liabilities	40	393
TOTAL LIABILITIES	4,378	1,658

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000 shares authorized; 77,703 and 53,706 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	78	54
Additional paid-in capital	112,402	101,776
Common stock issuable	6	—
Accumulated deficit	(106,605)	(84,753)
TOTAL STOCKHOLDERS’ EQUITY	5,881	17,077
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,259	$18,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating expenses
Research and development	$5,405	$3,853	$16,132	$10,760
Selling, general and administrative	1,839	1,001	5,745	3,310
Total operating expenses	7,244	4,854	21,877	14,070
Loss from operations	(7,244)	(4,854)	(21,877)	(14,070)
Change in fair value of warrant liabilities	(129)	—	(129)	—
Other income	13	50	156	175
Loss before income taxes	(7,360)	(4,804)	(21,850)	(13,895)
Provision for income taxes	—	—	2	2
Net loss	$(7,360)	$(4,804)	$(21,852)	$(13,897)

Net loss per share
Basic and diluted	$(0.11)	$(0.13)	$(0.37)	$(0.39)

Shares used in computing net loss per share
Basic and diluted	65,930	37,807	58,614	35,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

					Additional
	Common Stock		Issuable Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	53,706	$54	—	$—	$101,776	$(84,753)	$17,077
Shares issued for services	10	—	—	—	11	—	11
At-the-market sales of stock, net	1,000	1	—	—	727	—	728
Exercise of warrants	532	—	—	—	5	—	5
Issuances under equity incentive plan	27	—	—	—	4	—	4
Stock-based compensation	—	—	—	—	720	—	720
Net loss	—	—	—	—	—	(6,702)	(6,702)
Balance as of June 30, 2025	55,275	$55	—	$—	$103,243	$(91,455)	$11,843
At-the-market sales of stock, net	9	—	—	—	6	—	6
Issuance of common stock and warrants from warrant inducement offering	5,860	6	644	438	3,454	—	3,898
Issuances under equity incentive plan	27	—	—	—	4	—	4
Stock-based compensation	—	—	—	—	808	—	808
Net loss	—	—	—	—	—	(7,790)	(7,790)
Balance as of September 30, 2025	61,171	$61	644	$438	$107,515	$(99,245)	$8,769
At-the-market sales of stock, net	1,871	2	—	—	1,147	—	1,149
Issuance of common stock and warrants from warrant inducement offering, net	635	1	(635)	(432)	431	—	—
Proceeds from public offering of common stock and common stock warrants, net	13,999	14	—	—	2,775	—	2,789
Issuances under equity incentive plan	27	—	—	—	2	—	2
Stock-based compensation	—	—	—	—	532	—	532
Net loss	—	—	—	—	—	(7,360)	(7,360)
Balance as of December 31, 2025	77,703	$78	9	$6	$112,402	$(106,605)	$5,881

					Additional
	Common Stock		Issuable Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	32,464	$32	—	$—	$77,432	$(65,929)	$11,535
Shares issued for services	10	—	—	—	15	—	15
Exercise of warrants	55	—	—	—	68	—	68
Issuances under equity incentive plan	32	—	—	—	6	—	6
Stock-based compensation	—	—	—	—	529	—	529
Net loss	—	—	—	—	—	(4,137)	(4,137)
Balance as of June 30, 2024	32,561	$32	—	$—	$78,050	$(70,066)	$8,016
Shares issued for services	20	—	—	—	35	—	35
Exercise of warrants	939	1	—	—	844	—	845
At-the-market sales of stock, net	825	1	—	—	1,922	—	1,923
Issuances under equity incentive plan	25	—	—	—	9	—	9
Stock-based compensation	—	—	—	—	1,044	—	1,044
Net loss	—	—	—	—	—	(4,956)	(4,956)
Balance as of September 30, 2024	34,370	$34	—	$—	$81,904	$(75,022)	$6,916
Issuance of common stock in equity offering, net	5,451	6	—	—	7,338	—	7,344
Exercise of warrants	723	1	—	—	195	—	196
At-the-market sales of stock, net	96	—		—	191	—	191
Issuances under equity incentive plan	25	—	—	—	5	—	5
Stock-based compensation	—	—	—	—	414	—	414
Net loss	—	—	—	—	—	(4,804)	(4,804)
Balance as of December 31, 2024	40,665	$41	—	$—	$90,047	$(79,826)	$10,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,852)	$(13,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,071	2,007
Depreciation and amortization	1,231	737
Change in fair value of warrant liabilities	129	—
Shares issued for services	7	48
Changes in assets and liabilities:
Prepaid expenses and other assets	(103)	(20)
Lease right-of-use asset	298	275
Accounts payable and accrued expenses	593	(285)
Lease liabilities	(312)	(275)
Net cash used in operating activities	(17,938)	(11,410)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,927)	(1,545)
Net cash used in investing activities	(2,927)	(1,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market sales of common stock, net	1,902	2,114
Proceeds from exercise of common stock purchase warrants	5	1,251
Proceeds from public offering of common stock, net	—	7,344
Proceeds from public offering of common stock and warrants, net	4,828	—
Proceeds from warrant inducement offering, net	3,972	—
Net cash provided by financing activities	10,707	10,709

Net decrease in cash and cash equivalents	(10,158)	(2,246)

Cash and cash equivalents at beginning of period	13,095	9,232

Cash and cash equivalents at end of period	$2,937	$6,986

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

Liquidity and Going Concern

The Company does not currently have revenues to generate cash flows to cover operating expenses. Since its inception, the Company has incurred operating losses and negative cash flows in each year due to costs incurred in connection with its operations. The Company expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and commercialization of its products. The Company expects that its operating expenses will continue to increase, and, as a result, it will eventually need to generate significant revenue to achieve profitability. When considered with its current operating plan, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the consolidated financial statements as of and for the year ended March 31, 2025, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise additional capital, through the sale of additional equity or debt securities, to support its future operations. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its pump products, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product offering. If the Company is unable to secure additional capital, it may be required to curtail its product commercialization and research and development initiatives and take additional measures to reduce costs in order to conserve its cash. As disclosed in Note 4, in December 2025, the Company completed a public offering of common stock and warrants for net proceeds of approximately $4.8 million and during the nine months ended December 31, 2025, the Company received approximately $4.0 million of net proceeds from a warrant inducement offering and $1.9 million from sales of shares of common stock under its at-the-market sales program.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the nine months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the year ending March 31, 2026 or for any other future period.

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

Fair Value of Financial Instruments

The Company measures the fair value of financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment are used to measure fair value. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 investments and other financial instruments involves the most management judgment and subjectivity.

Due to their short-term nature, the carrying values of cash equivalents, accounts payable and accrued expenses, approximate fair value. The Company measures the fair value of its warrant liabilities using Level 3 inputs.

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

For the nine months ended December 31, 2025 and 2024, the following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands).

	Nine Months Ended December 31,
	2025	2024
Options to purchase common stock	7,340	4,633
Unvested restricted stock units	42	125
Common stock purchase warrants	22,761	10,647
Total	30,143	15,405

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended December 31, 2025 and 2024, the Company’s comprehensive loss was the same as its net loss.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (the “Update”), an amendment to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270 apply to all entities that provide interim financial statements and notes in accordance with GAAP. In addition, the amendments in this Update result in a comprehensive list of interim disclosures that are required by GAAP with the objective to provide clarity about the current requirements. The Update is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact that the Update will have on the presentation of its consolidated financial statements.

NOTE 2 – CONSOLIDATED BALANCE SHEET DETAIL

	December 31,	March 31,
	2025	2025
	(in thousands)
Prepaid and other current assets
Prepaid expenses	$516	$352
Other	13	70
	$529	$422

	December 31,	March 31,
	2025	2025
	(in thousands)
Property and equipment, net
Machinery and equipment	$8,189	$5,311
Computer equipment and software	45	66
Construction-in-process	800	685
Leasehold improvements	33	33
Office equipment	45	45
	9,112	6,140
Less: accumulated depreciation and amortization	(2,785)	(1,687)
Total	$6,327	$4,453

	December 31, 2025	March 31, 2025
	(in thousands)
Accrued expenses
Accrued wages and employee benefits	$408	$391
Other	299	113
Total	$707	$504

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

Future minimum payments under the facility operating lease, as of December 31, 2025, are listed in the table below (in thousands).

Annual Fiscal Years
2026	$120
2027	405
Total future lease payments	$525
Less: Imputed interest	(21)
Present value of lease liability	$504

Cash paid for amounts included in the measurement of lease liabilities was approximately $350,000 and $337,000 for the nine months ended December 31, 2025 and 2024, respectively. Rent expense was approximately $337,000 for each of the nine-month periods ended December 31, 2025 and 2024 and $112,000 for each of the three-month periods ended December 31, 2025 and 2024.

NOTE 4 – STOCKHOLDERS’ EQUITY

ATM Offering

In November 2023, the Company entered into a Sales Agreement (the “ATM Agreement”) with Leerink Partners LLC (“Leerink”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, for aggregate gross proceeds of up to $6,500,000 through an “at the market offering” program under which Leerink will act as sales agent or principal. The ATM Agreement provides that Leerink will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock under the ATM Agreement. The Company has no obligation to sell any shares under the ATM Agreement and may, at any time, suspend solicitation and offers under the ATM Agreement. During the three and nine months ended December 31, 2025, under the ATM Agreement, the Company sold 1,870,903 and 2,880,103 shares of common stock for net proceeds of $1,148,107 and $1,881,893, respectively.

Public Offering

On December 10, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Newbridge Securities Corporation (“Newbridge”), relating to a firm commitment underwritten offering (the “Offering”) of (i) 12,173,000 shares of the Company’s common stock, referred to as the “Firm Shares,” and (ii) accompanying warrants exercisable to purchase up to 6,086,500 shares of the Company’s common stock (the “Warrants”), referred to as the “Firm Warrants.” The Offering closed on December 11, 2025 (the “Closing Date”), and the net proceeds to the Company from the Offering were approximately $4.1 million, after deducting underwriting discounts and commissions and offering expenses. Pursuant to the Agreement, the Company paid Newbridge a cash fee equal to 7% of the gross proceeds received from the Offering and reimbursed Newbridge for its expenses in an amount of $85,000. In the Offering, each two shares of common stock were offered and sold together with one accompanying warrant at a combined price of $0.77, yielding an effective price of $0.38 per share and $0.01 per warrant. The Warrants have an exercise price of $0.45 per share, were exercisable immediately upon issuance, and will expire five years following the date of issuance. Pursuant to the Underwriting Agreement, the Company granted to Newbridge a 30-day option (the “Over-allotment Option”) to purchase from the Company (i) up to an additional 1,825,950 shares of common stock, representing 15% of the Firm Shares sold in the Offering (the “Option Shares”), and/or (ii) additional Warrants to purchase up to 912,975 shares of common stock, representing 15% of the Firm Warrants (the “Over-allotment Warrants”) sold in the Offering, solely for the purpose of covering over-allotments of such securities. Newbridge exercised the Over-allotment Option in full, and, on December 22, 2025 (the “Over-Allotment Closing Date”), the Company issued the full amount of Option Shares and Over-allotment Warrants for net proceeds of approximately $0.7 million. As discussed in Note 5, the Firm Warrants and the Over-allotment Warrants had a total fair value at the dates of issuance of $1,781,699 and are accounted for as liabilities.

The Company also agreed to issue to Newbridge on the Closing Date and each Over-allotment Option closing date, warrant (the “Underwriter Warrants”) for the purchase of a number of shares of common stock equal to an aggregate of 7% of the Firm Shares sold on the Closing Date (equal to 852,110 shares) and 7% of the Option Shares sold on each Over-allotment Option Closing Date (equal to 127,816 shares). The Underwriter Warrants have substantially the same terms as the Firm Warrants, except that the Underwriter Warrants have an exercise price of $0.462 per share, are not exercisable for 180 days from the Closing Date and will include piggyback registration rights that are triggered if there is not an effective registration statement covering all of the shares of common stock issuable upon exercise of the Underwriter Warrants. As discussed in Note 5, the Underwriter Warrants had a total fair value at the dates of issuance of $248,294 and are accounted for as liabilities.

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

As of December 31, 2025, the Company had issued 6,495,481 shares of common stock and 3,247,741 September 2025 Warrants. As of December 31, 2025, 9,250 shares of common stock (the “Issuable Shares”) and 4,625 September 2025 Warrants were pending issuance. The fair value of the unissued Issuable Shares has been presented separately as issuable shares on the condensed consolidated balance sheets and statements of stockholders’ equity as of December 31, 2025. The Company accounted for the issuance of the: i) shares of its common stock and ii) the September 2025 Warrants as a single equity transaction for gross proceeds of approximately $4.4 million, which proceeds had been received in full as of September 30, 2025. In relation to the above warrant inducement offering, the Company engaged Newbridge as the servicing agent and paid it a fee of $400,000 and expense reimbursement of $50,000.

Equity-Classified Warrants

The following table sets forth changes in the number of common stock purchase warrants outstanding during fiscal 2026 (share amounts in thousands):

	Number of	Exercise
	Shares	Price ($)	Expiration
Balance as of March 31, 2025	18,561
Warrants exercised	(531)	0.01	—
Balance as of June 30, 2025	18,030
Warrants issued	2,930	0.84	September 2030
Warrants exercised	(1,726)	0.68	May 2028
Warrants exercised	(4,134)	0.68	March 2029
Balance as of September 30, 2025	15,100
Warrants issued	317	0.84	September 2030
Warrants exercised	(166)	0.68	May 2028
Warrants exercised	(469)	0.68	March 2029
Balance as of December 31, 2025	14,782

As of December 31, 2025, the Company had the following warrants outstanding (share amounts in thousands):

	Number of	Exercise
Type	Shares	Price ($)	Expiration
Common stock	3,247	0.84	September 2030
Common stock	1,905	1.12	March 2029
Common stock	1,673	1.22	May 2028
Common stock	484	1.32	May 2027
Common stock	875	1.40	March 2029
Common stock	381	1.875	November 2029
Common stock	768	6.00	January 2027 - February 2027
Common stock	4,011	6.60	February 2027
Common stock	1,438	6.60	November 2027
Total	14,782

Share Issuances to Service Providers

During the nine months ended December 31, 2025 and 2024, the Company issued 10,000 and 30,000 shares of common stock, respectively, with fair values of approximately $11,000 and $51,000, respectively, to service providers.

Note 5 – WARRANTS CLASSIFIED AS LIABILITIES

As of the Closing Date and Over-Allotment Closing Date, the Company did not have adequate authorized shares of common stock to settle all of the Firm Warrants, the Over-allotment Warrants and the Underwriter Warrants (collectively, the “Offering Warrants”). Therefore, pursuant to ASC No. 480, the Company has classified the Offering Warrants as liabilities in its condensed consolidated balance sheets. The classification of the Offering Warrants, including whether the Offering Warrants should be recorded as liabilities or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the condensed consolidated statements of operations.

The fair values of the Firm Warrants and Underwriter Warrants issued on the Closing Date were determined using the Black Scholes model with the following assumptions: (i) expected term based on the remaining contractual terms, (ii) risk-free interest rate of 3.7%, which was based on a comparable US Treasury 5-year bond, (iii) expected volatility of 102.8% and (iv) an expected dividend of zero.

The fair values of the Underwriter Warrants and Over-Allotment Warrants issued on the Over-Allotment Closing Date, were determined using the Black Scholes model with the following assumptions: (i) expected term based on the remaining contractual terms, (ii) risk-free interest rate of 3.7%, which was based on a comparable US Treasury 5-year bond, (iii) expected volatility of 102.6% and (iv) an expected dividend of zero.

The fair values of the Offering Warrants at December 31, 2025, were determined using the Black Scholes model with the following assumptions: (i) expected term based on the remaining contractual terms, (ii) risk-free interest rate of 3.7%, which was based on a comparable US Treasury 5-year bond, (iii) expected volatility of 102.8% and (iv) an expected dividend of zero.

As of December 31, 2025, the Company had the following liability-classified warrants outstanding (amounts in thousands):

	Number of Warrants
	on Common Shares	Amount ($)
Balance as of March 31, 2025	—	—
Recognition of warrant liability	7,979	2,030
Loss on change in fair value of warrants	—	129
Balance as of December 31, 2025	7,979	2,159

NOTE 6 – STOCK-BASED COMPENSATION

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

Stock-Based Compensation Expense

Stock options granted by the Company generally vest over 36 months and have a 10-year term. As of December 31, 2025, the unamortized compensation cost related to stock options was approximately $1,111,826 and is expected to be recognized as expense over a weighted-average period of approximately 1.10 years.

In April 2025, under its Two-Part FDA Submission and Product Milestone Bonus Program (the “Program”, the Company granted stock options for 1,941,000 shares, which are subject to vesting based upon achievement of two performance milestones by the Company and continued service by the optionee. The two performance milestones set forth under the Program were (i) submission of the 510(k) to the FDA for the Pivot pump product on or before October 31, 2025 (“Milestone 1”) and (ii) validation of the manufacturing line validated for the Pivot pump product with capacity to serve 6,000 patients by March 15, 2026 (“Milestone 2”). The Company has commenced expense recognition for all option shares issued under the Program based on its assessment of the probability of achievement of the applicable performance requirements. During the quarter ended December 31, 2025, the 945,500 outstanding Milestone 1 options vested.

The weighted-average grant date fair value of options granted was $0.71 and $1.42 per share for the nine months ended December 31, 2025 and 2024, respectively, and $0.39 and $1.56 for the three months ended December 31, 2025 and 2024, respectively. The following assumptions were used in the fair-value method calculations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Risk-free interest rates	3.7% - 3.8%	3.9% - 4.4%	3.7% - 4.1%	3.5% - 4.4%
Volatility	102% - 106%	110% -113%	102% - 107%	110% - 123%
Expected life (years)	5.0 – 5.7	5.0 – 5.7	5.0 – 5.7	5.0 – 5.7
Expected dividend %	—	—	—	—

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

The following table summarizes the activity in the shares available for grant under the Plan during the nine months ended December 31, 2025:

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices
Balance at March 31, 2025	5,397,872	4,917,090	$3.17
Share awards	(6,375)	—	0.68
Options granted	(2,291,172)	2,291,172	0.93
Options cancelled and returned to the Plan	8,056	(8,056)	1.52
Balance at June 30, 2025	3,108,381	7,200,206	$2.46
Share awards	(6,375)	—	0.70
Options granted	(139,375)	139,375	0.71
Options cancelled and returned to the Plan	110,555	(110,555)	1.13
Balance at September 30, 2025	3,073,186	7,229,026	$2.44
Share awards	(6,375)	—	0.36
Options granted	(234,375)	234,375	0.49
Options cancelled and returned to the Plan	123,279	(123,279)	2.43
Balance at December 31, 2025	2,955,715	7,340,122	$2.38

There were no stock options exercised during the nine months ended December 31, 2025. A stock option was exercised on a cashless basis for 7,530 shares of common stock during the nine months ended December 31, 2024. During the nine months ended December 31, 2025 and 2024, the Company awarded 19,125 and 11,625 shares, respectively, and for the three months ended December 31, 2025 and 2024, the Company awarded 6,375 and 3,875 shares, respectively, to its non-employee directors under the Company’s outside director compensation plan. For the nine months ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense for these share awards of approximately $11,000 and $20,000, respectively, and, for the three months ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense for these share awards of approximately $2,000 and $5,000, respectively.

A summary of restricted stock unit RSU activity under the Plan is presented below.

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Non-vested shares at March 31, 2025	104,168	$0.91
Vested	(20,833)	$0.91
Non-vested shares at June 30, 2025	83,335	$0.91
Vested	(20,834)	$0.91
Non-vested shares at September 30, 2025	62,501	$0.91
Vested	(20,833)	$0.91
Non-vested shares at December 31, 2025	41,668	$0.91

The total intrinsic value of RSUs outstanding as of December 31, 2025 was approximately $15,000. The unamortized compensation cost at December 31, 2025 was approximately $39,000 related to RSUs and is expected to be recognized as expense over a period of approximately 0.50 years.

The following table summarizes the range of outstanding and exercisable options as of December 31, 2025:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average	Aggregate
	Number	Life	Exercise	Number	Exercise	Intrinsic
Range of Exercise Price	Outstanding	(in Years)	Price ($)	Exercisable	Price ($)	Value ($)
$0.36 - $2.28	5,934,516	8.23	1.26	3,863,655	1.38	182
$3.95 - $7.51	923,145	5.42	5.31	923,145	5.31	—
$8.61 - $17.70	482,461	5.47	10.59	482,461	10.59	—
$0.36 - $17.70	7,340,122	7.69	2.38	5,269,261	2.91	182

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. All tax returns for fiscal 2018 to fiscal 2025 may be subject to examination by the U.S. federal and state tax authorities. As of December 31, 2025, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the three and nine months ended December 31, 2025 and 2024 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Purchase Obligations

The Company’s primary purchase obligations include purchase orders for machinery and equipment. At December 31, 2025, the Company had outstanding purchase orders for machinery and equipment and related expenditures of approximately $1,993,000.

NOTE 9 – BUSINESS SEGMENT AND CONCENTRATIONS

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

	December 31,
	2025	2024
	(in thousands)
Research and development	$4,800	$2,987
Compensation	9,303	5,761
Stock-based compensation	2,071	2,007
Other operating expenses	5,707	3,315
Other expense	(29)	(173)
Net loss	$21,852	$13,897

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

The following table lists significant vendors that represented more than 10% of the Company’s total accounts payable balance at each respective balance sheet date:

	December 31,	March 31,
	2025	2025

Vendor A	17.3%	—
Vendor B	19.4%	—
Vendor C	*	12.7%
Vendor D	—	11.9%

*	Represents less than 10%

NOTE 10 – RELATED PARTY TRANSACTIONS

A family member of one of the Company’s executive officers is an employee of the Company. During the three months ended December 31, 2025 and 2024, the Company paid the family member approximately $33,760 and $38,191, respectively. During the nine months ended December 31, 2025 and 2024, the Company paid the family member approximately $120,220 and $138,510, respectively, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of any stock options granted during each period.

A second family member of one of the Company’s executive officers consulted with and became an employee of the Company during 2025. During the three months ended December 31, 2025, the Company paid the family member approximately $16,000. During the nine months ended December 31, 2025, the Company paid the family member approximately $50,600, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of stock options granted.

Two members of the Board participated in the Offering and purchased 60,000 and 22,000 shares, respectively, and accompanying warrants for net proceeds to the Company of $46,200 and $16,940, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On January 23, 2026, the Company’s shareholders approved increases to: i) the number of shares reserved for issuance under the Plan by 3,000,000 shares and ii) the authorized shares of common stock from 100,000,000 to 250,000,000. On January 23, 2026, the Company filed a certificate of amendment to its Amended and Restated Articles of Incorporation with the secretary of state of the state of Nevada to increase its number of authorized shares of common stock to 250,000,000.

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

Company Overview

We are a pre-revenue medical device company focused on the design, development and commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of a novel two-part patch pump, we seek to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care that presently-available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, we seek to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets. In January 2024, we submitted a 510(k) premarket notification to the United States Food and Drug Administration (the “FDA”) for our initial product, our MODD1, and, in September 2024, we received FDA clearance to market and sell our MODD1 pump in the United States. In August 2025, we announced the first human use of our MODD1 pump delivering insulin to a human patient. In addition, in August 2025, we announced our next-generation patch pump, branded as Pivot. We intend to commercialize our Pivot product, and will not commercialize our MODD1 product. We submitted a 510(k) premarket notification to the FDA for our Pivot product on November 13, 2025, when the United States government shutdown ended. We intend to initiate our commercial launch with the Pivot product, when the required regulatory approval from the FDA is received, which we believe may occur by March 31, 2026 or shortly thereafter. We are actively working to i) obtain regulatory clearance and prepare to commence commercialization of our Pivot product, ii) obtain regulatory clearance to market and sell our Pivot product in foreign jurisdictions, iii) improve the manufacturability and usability of our Pivot product and iv) develop new pump products.

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

Recent Developments

Financing

As disclosed in Note 4 to the condensed consolidated financial statements in this Report, in December 2025, the Company entered into a firm commitment underwritten offering for net proceeds of approximately $4.8 million.

Compliance with Nasdaq Continued Listing Requirements

On June 30, 2025, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days ending on June 27, 2025, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until December 29, 2025, in which to regain compliance.

On December 23, 2025, we submitted a request to Nasdaq for an additional 180-day period (the “Second Compliance Period”) to provide additional time for us to demonstrate compliance with the minimum bid price requirement. In such request, we communicated that we intend to regain compliance during the Second Compliance Period by effecting a reverse stock split. On December 30, 2025, we received written notification from the Listing Qualifications Department of Nasdaq, granting our request for a 180-day extension to regain compliance with the minimum bid price requirement. We now have until June 29, 2026 to meet the requirement. If at any time prior to June 29, 2026, the bid price of our common stock closes at $1 per share or more for a minimum of 10 consecutive business days, we will regain compliance with the minimum bid price requirement. In the event we do not regain compliance with the minimum bid price requirement during the additional 180-day extension, Nasdaq will provide written notification to us that our Common Stock will be delisted. At that time, we may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful. On January 23, 2026, at our annual meeting of shareholders, our shareholders authorized our board of directors to effect a reverse split, as necessary, to regain compliance. We will continue to monitor the closing bid price of our common stock and evaluate available options to regain compliance with the minimum bid price requirement. Nasdaq’s extension notice has no immediate effect on the listing or trading of our common stock, which continues to trade on the Nasdaq Capital Market under the ticker symbol, “MODD.”

Increase in Authorized Shares

On January 23, 2026, we filed a certificate of amendment to our Amended and Restated Articles of Incorporation with the secretary of state of the state of Nevada to increase our number of authorized shares of common stock to 250,000,000.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2025. As of December 31, 2025, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	December 31,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Research and development – Three months ended	$5,405	$3,853	$1,553	40.3%
Research and development – Nine months ended	$16,132	$10,760	$5,372	49.9%

Our research and development, or R&D, expenses include personnel, consulting, testing, materials and supplies, depreciation and amortization and other non-capitalizable operational costs associated with the production of our insulin pump product. We expense R&D costs as they are incurred.

R&D expenses increased for the three months ended December 31, 2025 compared with the same period of 2024, primarily due to an increase in personnel-related costs of approximately $0.5 million, an increase in consulting and outside services costs of $0.6 million, an increase in shipping and freight costs of approximately $0.2 million, an increase in depreciation expense of approximately $0.1 million and a $0.1 million increase in stock-based compensation expenses.

R&D expenses increased for the nine months ended December 31, 2025 compared with the same period of 2024, primarily due to increased personnel-related costs of approximately $2.4 million, an increase in consulting and outside services costs of $1.2 million, an increase in materials and supplies costs of $0.6 million, an increase in depreciation expense of approximately $0.5 million, and an increase in shipping and freight costs of approximately $0.5 million and increases and a $0.2 million increase in stock-based compensation expenses.

Our full-time R&D employee headcount increased to 58 at December 31, 2025 from 44 at December 31, 2024. R&D expenses included stock-based compensation expenses of approximately $0.4 million and $0.3 million for the three-months ended December 31, 2025 and 2024, respectively, and $1.7 million and $1.5 million for the nine-month periods ended December 31, 2025 and 2024, respectively. We expect research and development expenses to remain flat to decrease in the last quarter of fiscal 2026, as we manage expenses in anticipation of expected FDA clearance and the commercialization of our Pivot pump product.

Selling, General and Administrative

	December 31,		Change
	2025	2024	2024 to 2025
	(dollar amounts in thousands)
Selling, general and administrative – Three months ended	$1,839	$1,001	$838	83.7%
Selling, general and administrative – Nine months ended	$5,745	$3,310	$2,435	73.5%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for facilities, finance, human resources, legal, sales, marketing and general management.

SG&A expenses increased for the three months ended December 31, 2025 compared with the same period of 2024, primarily as a result of increases in personnel costs of approximately $0.4 million, increases in consulting expenses of approximately $0.6 million, which was partially offset by a decrease in legal and professional services of $0.2 million.

SG&A expenses increased for the nine months ended December 31, 2025 compared with the same period of 2024, primarily as a result of increases in personnel costs of approximately $1.0 million, increases in consulting expenses of approximately $1.2 million, and a $0.3 million increase in marketing costs, which was partially offset by a $0.1 million decrease in stock-based compensation expenses.

Our full-time SG&A employee headcount increased to 11 at December 31, 2025 from 4 at December 31, 2024. SG&A expenses included stock-based compensation expenses of approximately $0.1 million for the three-month periods ended December 31, 2025 and 2024, and $0.4 million and $0.5 million for the nine months ended December 31, 2025 and 2024, respectively. We expect SG&A expenses to remain flat to decrease in the last quarter of fiscal 2026, as we manage expenses in anticipation of expected FDA clearance and the commercialization of our Pivot pump product.

Liquidity and Capital Resources; Changes in Financial Condition

Cash Flows

For the nine months ended December 31, 2025, we used approximately $17.9 million of cash in operating activities, which primarily resulted from our net loss of approximately $21.9 million, as adjusted for net changes in operating assets and liabilities of approximately $0.5 million, stock-based compensation expenses of approximately $2.1 million, an approximately $0.1 million change in fair value of warrant liabilities and depreciation and amortization expenses of approximately $1.2 million. For the nine months ended December 31, 2024, we used approximately $11.4 million of cash in operating activities, which primarily resulted from our net loss of approximately $13.9 million and net changes in operating assets and liabilities of approximately $0.3 million, as adjusted for stock-based compensation expenses of approximately $2.0 million, depreciation and amortization expenses of approximately $0.7 million and other immaterial adjustments.

For the nine months ended December 31, 2025 and 2024, cash used in investing activities of approximately $2.9 million and $1.5 million, respectively, was for the purchase of property and equipment.

Cash provided by financing activities of approximately $10.7 million for the nine months ended December 31, 2025 was attributable to $4.8 million of net proceeds from a public offering of our common stock and warrants completed in December 2025, $4.0 million of net proceeds from a warrant inducement offering completed in September 2025 and $1.9 million of net proceeds from sales of common stock under the ATM Agreement. Cash provided by financing activities of approximately $10.7 million for the nine months ended December 31, 2024 was attributable to $7.3 million of net proceeds from the issuance of common stock in a public offering, $2.1 million of net proceeds from sales of our common stock under the ATM Agreement and $1.3 million of proceeds from exercises of common stock purchase warrants.

Purchase Obligations

Our primary purchase obligations include purchase orders for machinery and equipment. At December 31, 2025, we had outstanding purchase orders for machinery and equipment and related expenditures of approximately $2.0 million.

Going Concern - Working Capital

We do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with R&D activities and SG&A expenses associated with our operations. For the nine months ended December 31, 2025 and year ended March 31, 2025, we incurred net losses of approximately $21.9 million and $18.8 million, respectively. At December 31, 2025, we had a cash balance of $2.9 million and an accumulated deficit of $106.6 million. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 1 of this Report are issued. We currently lack sufficient liquidity to fund our operations for the next 30 days. If we do not obtain additional financing, we will be unable to meet our upcoming obligations, including employee compensation and vendor payments. In addition, our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended March 31, 2025, expressed substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements presented in Part I, Item 1 of this Report have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.  Our operating needs include the planned costs to operate our business, including amounts required to fund continued research and development activities, working capital and capital expenditures. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us. We are currently seeking additional financing in order to meet our cash requirements for the foreseeable future. If we are unable to obtain adequate capital to fund our operations, we would not be able to continue to operate our business pursuant to our current business plan, which would require us to modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in our product, including but not limited to research and development and other activities, which would have a material impact on our operations or force us to discontinue our operations entirely.

In November 2023, we entered into a Sales Agreement (the “ATM Agreement”) with Leerink Partners LLC (“Leerink”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock (subject to availability on our shelf registration statement) through an “at the market offering” program under which Leerink will act as sales agent or principal. During the nine months ended December 31, 2025, we received net proceeds of approximately $1.9 million from sales of common stock under the ATM Agreement. In December 2025, we completed a public offering of our common stock and warrants for net proceeds of approximately $4.8 million.

If we were to raise additional capital through sales of our equity securities, our shareholders would suffer dilution of their equity ownership. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, prohibit us from paying dividends, repurchasing our stock or making investments, and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

●	continue to seek regulatory approvals for our Pivot insulin delivery system in the United States and other jurisdictions;

●	commercialize our Pivot insulin delivery system;

●	develop or enhance our products;

●	continue to expand our product development and sales and marketing organizations;

●	expand operations, in the United States or internationally;

●	hire, train and retain employees; or

●	respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of these things could seriously harm our ability to execute our business strategy and may force us to curtail our existing operations.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the counter-party from losses relating to a breach of representations and warranties, a failure to perform certain covenants, or claims and losses arising from certain external events as outlined within the contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. We have also entered into indemnification agreements with our officers and directors. No material amounts related to these indemnifications are reflected in our condensed consolidated financial statements for the three and nine months ended December 31, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, management identified a material weakness in the Company’s internal control over financial reporting in the third quarter of fiscal 2026 related to the accounting for the warrants issued in the public offering completed in December 2025. It was determined that the Company should have accounted for the warrants issued in the public offering as liabilities rather than equity instruments, as the Company did not have a sufficient amount of authorized shares to deliver shares of common stock upon exercise under the terms of the warrants. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2025 as a result of the identified material control weakness.

Remediation Plan

The Company plans to amend its control activities to remediate the material weakness identified, including hiring additional staff with technical GAAP expertise and utilizing third-party experts to evaluate the accounting for its financing and other complex transactions to ensure compliance with GAAP. The Company believes implementation of these processes and appropriate testing of their effectiveness will remediate this material control weakness.

Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the planned remedial actions toward the control deficiency identified above.

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

Our condensed consolidated financial statements as of December 31, 2025 have been prepared under the assumption that we will continue as a going concern twelve months from the date of issuance of this Report. At December 31, 2025, we had cash and cash equivalents of $2.9 million and an accumulated deficit of $106.6 million. As disclosed in Note 4 to the condensed consolidated financial statements in this Report, in December 2025, we closed a public offering for net proceeds of approximately $4.8 million, and, during the three months ended December 31, 2025, we generated net proceeds of approximately $1.2 million from sales under our at-the-market sales program. Even with these proceeds, we do not believe that our cash and cash equivalents will be sufficient to fund our operations for the next 30 days, and we need to raise additional capital. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us. If we are unable to generate sustainable operating profit and sufficient cash flows, then our future success will depend on our ability to raise capital. We intend to seek additional financing and evaluate financing alternatives in order to meet our cash requirements for the foreseeable future. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current product development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

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

On June 30, 2025, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days ending on June 27, 2025, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until December 29, 2025, in which to regain compliance.

On December 23, 2025, we submitted a request to Nasdaq for an additional 180-day period (the “Second Compliance Period”) to provide additional time for us to demonstrate compliance with the minimum bid price requirement. In such request, we communicated that we intend to regain compliance during the Second Compliance Period by effecting a reverse stock split. On December 30, 2025, we received written notification from the Listing Qualifications Department of Nasdaq, granting our request for a 180-day extension to regain compliance with the minimum bid price requirement. We now have until June 29, 2026 to meet the requirement. If at any time prior to June 29, 2026, the bid price of our common stock closes at $1 per share or more for a minimum of 10 consecutive business days, we will regain compliance with the minimum bid price requirement. In the event we do not regain compliance with the minimum bid price requirement during the additional 180-day extension, Nasdaq will provide written notification to us that our Common Stock will be delisted. At that time, we may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful. On January 23, 2026, at our annual meeting of shareholders, our shareholders authorized our board of directors to effect a reverse split, as necessary, to regain compliance. We will continue to monitor the closing bid price of our common stock and evaluate available options to regain compliance with the minimum bid price requirement. Nasdaq’s extension notice has no immediate effect on the listing or trading of our common stock, which continues to trade on the Nasdaq Capital Market under the ticker symbol, “MODD.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine months ended December 31, 2025, we issued 62,500 shares to one of our non-employee directors upon vesting of a restricted stock unit award granted under our Amended and Restated 2017 Equity Incentive Plan, as amended.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, or a sinking or purchase fund installment, or any other material default, with respect to any indebtedness of ours.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

					Filed or
Exhibit		Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	Underwriting Agreement dated as of December 10, 2025 between Modular Medical, Inc. and Newbridge Securities Corporation	8-K	1.1	12/11/2025
3.1	Third Amended and Restated Articles of Incorporation of Modular Medical, Inc., as filed with the Secretary of State of Nevada on June 27, 2017	8-K	3.1	06/29/2017
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on November 24, 2021	8-K	3.1	12/01/2021
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on February 15, 2024	8-K	3.1	02/15/2024
3.4	Amended Bylaws of Modular Medical, Inc.	10-SB	3.2	03/08/2002
3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on January 23, 2026	8-K	3.1	01/23/2026
4.1	Form of Common Stock Purchase Warrant	8-K	4.1	12/11/2025
4.2	Form of Underwriter Warrant	8-K	4.2	12/11/2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				X
101	The following financial information from Modular Medical, Inc.’s quarterly report on Form 10-Q for the period ended December 31, 2025, filed with the SEC on February 13, 2026, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets as of December 31, 2025 and March 31, 2025, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended December 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date: February 17, 2026	By:	/s/ James E. Besser
James E. Besser
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul DiPerna
Paul DiPerna
Chairman, President, Chief Financial Officer and Treasurer (Principal Financial Officer)