Form 10-K
period 2026-03-31
Modular Medical, Inc.
filed 2026-06-29
CIK 1074871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-41277

MODULAR MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0620495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10740 Thornmint Road, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 800-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MODD	The Nasdaq Stock Market, LLC

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on September 30, 2025 was $37,453,403.

The number of shares of the registrant’s common stock outstanding, par value $0.001 per share, as of June 22, 2026, was 5,413,160.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2026

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

Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” “scheduled” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. Actual results, level of activity, performance, experience or achievements may differ materially from those expressed or implied by any forward-looking statement as a result of various important factors, including our critical accounting policies and risks and uncertainties relating to:

●	our strategies, prospects, plans, expectations, forecasts or objectives;

●	our ability to achieve marketable products (i.e., our insulin pump products) and the costs and timing thereof;

●	acceptance of our product by our target market and our ability to compete in such market;

●	our ability to raise additional financing when needed and the terms and timing thereof;

●	our ability to expand, protect and maintain our intellectual property rights;

●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements;

●	our analysis of the target market for our insulin pump;

●	our ability to obtain regulatory approvals and clearances relating to our insulin pump products, including those of the United States Food and Drug Administration, or FDA;

●	regulatory developments in the United States and other countries;

●	the timing and costs of our obtaining all regulatory approvals and clearances identified immediately above;

●	our compliance with all applicable laws, rules and regulations, including those of the Securities and Exchange Commission, or SEC, and the Food and Drug Administration, or FDA;

●	our ability to compete in the diabetes marketplace with larger and more substantial medical device companies;

ii

●	general economic, business, political and social conditions;

●	our reliance on and our ability to retain (and if necessary, timely recruit and replace) our officers, directors and key employees and their ability to timely and competently perform at levels expected of them;

●	our ability to generate significant revenues and achieve profitability;

●	our ability to manage the growth of our business;

●	our commercialization, marketing and manufacturing capabilities and strategies;

●	our ability to expand, protect and maintain our intellectual property position;

●	the success of competing third-party products;

●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements, including those on data privacy and security;

●	the specific risk factors discussed under the heading “Risk Factors” set forth in this Report; and

●	various other matters, many of which are beyond our control.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Report refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2026 refers to the fiscal year ended March 31, 2026). Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer to Modular Medical, Inc. and its consolidated subsidiary.

Note Regarding Reverse Stock Split

We effected a reverse stock split of our outstanding common stock at a ratio of 1-for-30, effective as of March 31, 2026, for the purpose of complying with Nasdaq Listing Rule 5550(a)(2). We have reflected the reverse stock split herein, unless otherwise indicated.

iii

PART I

ITEM 1. BUSINESS

Overview

We are a medical device company focused on the design, development, and commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of an innovative two-part patch pump, we seek to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care that presently require considerable motivation from the patient to use the available insulin pump offerings. By simplifying and streamlining the user experience from the initial introduction of the patient to our product, prescription assistance, establishing insurance reimbursement, streamlined training and day-to-day use with strong clinical support, we seek to expand the wearable insulin delivery device market beyond the highly motivated “super users” to expand the category into the mass market. Our product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets for those individuals requiring multiple daily doses of insulin. In January 2024, we submitted a 510(k) premarket notification to the United States Food and Drug Administration, or the FDA, for our initial insulin pump product, the MODD1, and, in September 2024, we received FDA clearance to market and sell our MODD1 pump in the United States. In August 2025, we announced the first human use of our MODD1 pump delivering insulin to a human patient. In addition, in August 2025, we announced our next-generation patch pump, branded as Pivot™, and began converting our cartridge manufacturing line to Pivot production. Our Pivot product is a tubeless insulin delivery system that integrates the infusion set under the removable pump into a true tubeless patch. The Pivot is expected to provide us with cost and usability improvements and improved manufacturability, allowing our marketing to be focused on low cost, ease of use and learnability. We submitted a 510(k) premarket notification to the FDA for our Pivot product in November 2025, and, in April 2026, we received FDA clearance to market and sell our Pivot pump in the United States. We do not intend to commercialize our MODD1 product. In June 2026, we announced commercial availability, and commenced initial shipments of, our Pivot insulin delivery system in the United States. We intend to expand commercial activities across metropolitan markets by late 2026. We also intend to obtain Conformite Europeenne, or CE, mark clearance for our Pivot product, which would allow us to market and sell in Europe and certain other international markets. We expect to obtain CE mark clearance by the second quarter of 2027.

Differentiation

We believe that there are a number of shortcomings and issues with currently available insulin pumps that prevent a substantial number of people, estimated to be almost two-thirds of individuals with diabetes, who require insulin on a daily basis from choosing an insulin pump to treat their diabetes. We believe that, by tailoring our insulin pump to address such factors, we can expand the scope and adoption rate of insulin pump usage by the less capable, less motivated sector of the market. We believe that to achieve broader market acceptance, an insulin pump must be easier to learn to use, be less time-consuming to operate, more intuitive to both patients and physicians, and meet the standards for coverage by insurance providers so that co-payments required from patients are affordable and the hurdles to insurance coverage are significantly reduced.

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

With the commercial launch of our Pivot pump, our goal is to become the leader in expanding access to insulin pump technology to a wider portion of people with diabetes by delivering an affordable, easy-to-use solution — not just for the highly motivated “super users,” but “diabetes care for the rest of us.”

While our initial target market is people with Type 1 diabetes, we believe there is a substantial opportunity to penetrate the Type 2 marketplace, through our Pivot product, which would be the only 3 milliliter, tubeless removable patch pump on the market. People with Type 2 diabetes tend to use more insulin than the present pump offerings can hold, requiring more frequent changes of the pump and incurring higher expense.

The Pivot is a high-precision pump, which we believe represent the best choice for new pump patients because it is affordable, easy to learn and use, and has a revolutionary design and internal technology that enable precision with low-cost manufacture and high reproducibility.

Key features include:

●	Three parts — one reusable, two disposable (the cartridge and the set) — snap together to form the working system;

●	One button interface, easy to learn and use;

●	Phone software for those who want to access more information on the product;

●	90-day reusable, 3-day disposable;

●	Removable system;

●	No external controller required, no charging, no battery replacement; and

●	Slim profile, lighter weight.

Diabetes Classifications and Therapies

Diabetes is typically classified as either Type 1 or Type 2:

●	Type 1 diabetes, or T1D, is an auto-immune condition characterized by the body’s nearly complete inability to produce insulin. It is frequently diagnosed during childhood or adolescence, although it can sometimes have onset in adulthood. Individuals with T1D require daily insulin therapy to survive.

●	Type 2 diabetes, or T2D, represents over 90% of all individuals diagnosed with diabetes and is characterized by the body’s inability to either properly utilize insulin or produce sufficient insulin. Initially, many people with T2D attempt to manage their condition with improvements in diet and exercise and/or the use of oral medications and/or injection of glucagon-like peptide-1 (GLP-1) drugs. However, as their diabetes advances, patients often progress to requiring insulin therapies such as once-daily long-acting insulin and ultimately to intensified mealtime rapid-acting insulin therapy. This represents an important portion of the diabetes market with an estimated 1.6 million individuals with T2D intensively treated with insulin currently in the United States.

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

All people with T1D, which is our primary market, require daily insulin. According to the Seagrove 2026 Diabetes Blue Book, there are approximately 4.2 million potential users for insulin pumps, split evenly between type 1 and type 2. In this Report, we refer to people with T1D and people with T2D who require mealtime insulin as “insulin-requiring people with diabetes.”

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

We define “Almost Pumpers” as insulin-requiring people with diabetes who are aware of pumps and their potential benefits but because of past experiences, pump shortcomings, cost, complexity, and time and learning required to adopt and utilize currently available insulin pumps, continue to receive their daily insulin through MDI therapy. We undertook one-on-one interviews with over 200 of these individuals to understand their past experiences on or considering pumps, existing pump shortcomings, the cost and insurance challenges, complexity to learn and time and complexity to operate that drives them to remain on MDI. With this detailed understanding, we brought a series of prototype models to them to react to, so we could refine the design and include features that would motivate them to be able to use this technology to better care for their diabetes. Our pump offering has been well received by these individuals and our clinical advisors, as applicable for this sector of the marketplace.

Our research, along with marketplace data provided by Seagrove in 2026, estimates that 43% of Americans with T1D have an insulin pump and 28% of Americans with T1D (44% of those who currently utilize MDI) can be classified as having an interest in pump adoption and meeting the American Diabetes Association guidelines of glucose control if their objections to the currently available suite of products can be overcome. They do not want to closely manage their glucose levels and incur the associated time and effort involved; however, they understand, or are advised by their clinical care team, that they need to do more to achieve a reasonable level of glucose. They are the Almost Pumpers. We have developed what we believe to be the most technologically advanced delivery system overcome the objections and provide motivation for this market. We believe that there are four addressable hurdles to adoption:

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

We believe this conversion process, engaging people to try and thereby receive the benefits of our technology will substantially increase adoption of insulin pumps among with patients with T1D and T2D who remain reliant upon MDI. Diabetes is a disease that appears randomly throughout the world. Therefore, we cannot segment the market by socioeconomics, education or level of care. We intend to create an insulin pump that appeals to all Almost Pumpers.

Market

The International Diabetes Federation estimated that, in 2025, approximately 357 million people were diagnosed with diabetes worldwide, and, by 2045, this number will increase to approximately 456 million people.

An estimated 34 million people in the United States live with diabetes. Within this group, T1D accounts for approximately 2.1 million people with the remainder being T2D. All people with T1D require daily insulin. However, of the approximately 32.2 million people with T2D, about 2.1 million of them require MDI therapy to manage their diabetes. This represents a large and growing market with the effects of diabetes accounting for roughly 25% of all healthcare dollars spent annually in the United States.

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

We have identified a large segment of the market that we refer to as “Almost Pumpers.” Almost Pumpers are those insulin-requiring people with diabetes (T1D or T2D) who feel that they would adopt the pump if it were less expensive, less time consuming, less technically intimidating, and if there was no separate controller. We believe that they represent approximately 32% of the T1D market correlating to a $1.9 billion market opportunity.

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

The current reluctance to adopt the insulin pump has had serious consequences on the healthcare system. In the United States, people living with T1D have struggled to attain glycemic targets. According to the American Diabetes Association, only 23% of U.S. adults and 17% of children with T1D achieved the ADA A1c goal (<7.0%). Further, according to a study published in JAMA Internal Medicine, researchers found no significant improvements in diabetes care between 2005 and 2016, with persistent gaps in care related to socioeconomic status.

Another transition in the care of diabetes is the measuring of glucose from finger-stick tests to continuous glucose monitoring, or CGM, sensors, which are wearable devices. These sensors are placed under the skin and give a reading every five minutes of the user’s glucose level. While Dexcom has been a market leader in this field, the introduction and rapid adoption of the Freestyle Libre by Abbott Labs has made CGM easier and more affordable, expanded the product category, and doubled the market size. The Freestyle Libre product is a more affordable, easier to use and smaller version of the popular Dexcom, Inc. (Dexcom) CGM product. Now, for the first time, there is an easy, less painful, i.e., no more finger sticks, way for patients to have the data they need to understand more about their glucose levels and their insulin requirements. Access to such data has motivated patients to ask their diabetes clinician how they can achieve better glycemic control and made them more comfortable with using technology and wearables to treat their diabetes. Pumps offer a clear pathway to better control and better overall care. We believe that the insulin pump market is ready for a similar transition as that experienced in the CGM space. We believe our Pivot pump represents a new and better offering, which can assist and induce a wide variety of patients to make the transition and overcome the objections to superior control by becoming a “pumper.”

We believe the present pump marketplace is approximately a $1.9 billion market, comprising 33% of T1D pumpers and a small group of T2D pumpers. Seagrove surveyed clinicians, and, in a 2021 report, estimated that 28% of T1D patients and 25% of T2D patients would adopt technology that was easier to use, learn and access and eligible for insurance reimbursement. We believe this represents a total addressable market of approximately $3 billion for us, assuming prescription cartridge revenue of approximately $4,100 per patient, per year.

We are dedicated to helping all people with diabetes gain access to high quality care. We aim to help people with diabetes — especially Almost Pumpers and the historically underserved communities — gain access to insulin pump technology by making it affordable and easy to use.

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

In September 2024, we received clearance from the FDA to market and sell our MODD1 product in the United States, and, in August 2025, we demonstrated the first human use of our MODD1 pump delivering insulin to a human patient. We announced our next-generation patch pump, branded as Pivot, in August 2025, and we began converting our cartridge manufacturing line to Pivot production. Our Pivot product is a tubeless insulin delivery system that integrates the set into a true tubeless patch. The Pivot is expected to provide us with cost and usability improvements and improved manufacturability, allowing our marketing to be focused on low cost, ease of use and learnability. In April 2026, we received FDA clearance to market and sell our Pivot pump in the United States. We do not intend to commercialize our MODD1 product. In June 2026, we announced commercial availability of, and commenced initial shipments of, our Pivot insulin delivery system in the United States, and we intend to expand commercial activities across metropolitan markets by late 2026.

We have established our initial production line with our manufacturing partner, Phillips Medisize, a Molex company, a large tier-one medical device manufacturer, which will manage and operate our production for human use. We believe that Phillips Medisize will be able to rapidly scale our production to higher volumes at lower cost. We continue to devote substantial time and resources, including exhibiting at major diabetes conferences, to better understand the needs and preferences of Almost Pumpers and the specific patient/provider/payor requirements to motivate change from MDI therapy. By making the bolus delivery at meals simple, we believe we will drive improved health outcomes.

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

Technological Advantages

The adoption of new ultra-high volume manufacturing technologies will result in far easier production scale up, as parts sourcing and assembly processes are far easier. Our pump products have been designed from the beginning for mass manufacturing, and we have partnered with Phillips Medisize to establish processes and “lights out” or near lights out production assembly lines whereby a minimal number of workers will be required in the production facility. This advantage is compounded by the high availability and already optimized cost reduction in its components. When we achieve production scale, we believe this should result in a cost of goods for our Pivot pump, estimated on the competitors’ announced margins and sales, of approximately 50% lower than our closest patch pump competitor.

The adoption of modern, miniaturized technologies has led to numerous other advantages, as well. For example, our Pivot pump is smaller in overall volume than Insulet’s popular Omnipod product and has a lower profile to the skin. Despite this, our Pivot pump holds a full 3 milliliter, or mL, (300 units) of insulin, in line with full sized pumps such as those offered by Tandem and Medtronic, 50% more than the 2 mL reservoir in the Omnipod. We believe that this volume advantage over other patch pumps will be significant as 24% of type 1 and over 50% of the rapidly growing Type 2 market require more than 2mL of insulin every three days (the expected wear time of patch pumps).

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

The technology allows the patient to simply add insulin and operate. The battery is included in each cartridge, and the device is operated without a controller. As a result, no charging is required. The Pivot pump has also been made push-button simple to deliver insulin to appeal to a wider audience of users.

This new technology has made our Pivot pump lighter than existing offerings. Compared to the Insulet Omnipod, our Pivot pump weighs 20 grams (vs. 26 grams) empty and 23 grams (vs. 28 grams) fully filled (despite carrying 50% more insulin), reductions of 23% and 18%, respectively. Also, unlike existing patch pumps, our Pivot pump can be removed from the needle and taken off and replaced later if the user desires. This avoids loss of insulin in a pump due to accidental dislodging of the soft canula, an issue for other patch pumps with which users have expressed considerable dissatisfaction.

Our approach to the care of diabetes can be further enhanced by leveraging our single-pumping chamber technology and reusable pump approach to apply to dual (or more) chamber pumping solutions. We believe that such multi-chamber pumps will be integral to the realization of high time-in-range artificial pancreas solutions that require no human intervention because of the application of, for instance, drugs to raise glucose levels coupled with drugs to lower glucose. They will be the next step forward from the cumbersome and awkward solutions today that require the user to announce meals, count and input carbohydrates, and adjust delivery for exercise and sleep to prevent overdosing of insulin. Instead, if a user overdosed insulin, the user would simply pump in a drug to release sugar stores to raise it up. We believe that a pre-filled peel and stick patch pump with the ability to function in a fully autonomous closed loop system with a CGM device, which is measuring and transmitting glucose-level information, represents the next generation of diabetes care. We believe that we have demonstrated our technology and have secured, and will continue securing, intellectual property protection on our approach.

We believe this technology, especially applied in a dual chamber capacity, will open up numerous applications outside of diabetes where medication compliance of complex therapy regimes is difficult. Example applications would include weight loss, fertility, and simplifying the delivery of complex multi-drug cocktails, especially those with diverse and challenging dosing schedules.

Our Solution

Our Pivot pump has been designed and developed to address the aforementioned shortcomings of the existing pump market and to appeal to: (i) the substantial group of Almost-Pumpers, who may be interested in using an insulin pump, but have not done so because of the complexity, cost or cumbersome nature of existing products and (ii) people who are using one of the currently available insulin pumps but are dissatisfied with such products. We believe that, owing to our new proprietary technology, our Pivot pump is the simplest and least expensive product on the market and the easiest for providers to prescribe.

Our current pump has been built to test what we believe to be our novel approach to insulin pumps. By providing a pump that we believe will establish industry standards in terms of technology, simplicity to understand, ease of use and price, we believe our Pivot pump will offer the vast majority of benefits afforded by more expensive and complex pumps, but it will remain accessible to a substantially greater percentage of diabetes sufferers requiring daily insulin therapy.

We believe people generally will not use technology that intimidates them, especially for a life-sustaining therapy. In addition, we believe that physicians are hesitant to prescribe such technology due to the level of training and support required with the present pump product offerings. It is our belief that broadly-needed medical products, such as our Pivot pump, must be user-friendly and affordable. We believe this approach is fundamentally different from that applied to the existing pump market today, where most pumps are continuously adding complex features appealing to super users and leaving the other people with diabetes further behind.

Our current goal is to expand commercialization of our Pivot pump product across metropolitan markets in the United States and obtain all required regulatory approvals to offer the product for sale in multiple international markets.

Our long-term goal is to become a leading provider of insulin pump therapy by focusing on both consumer and clinical needs.

To achieve our above stated immediate and current goals, we intend to pursue the following business strategies:

●	Use of innovative proprietary technology.

Based on the substantial experience of Paul DiPerna, our President, Chief Financial Officer, Treasurer and Chairman of our board of directors, in engineering design and innovative technology in the medical device industry and, in particular, with the invention, market vision and technical development of insulin pumps, we have generated proprietary technology that has been incorporated into our Pivot insulin pump. We believe this technology allowing for a two-part, yet small enough to wear, pump product, along with simplified mechanics for pumping, has greatly assisted us in creating a simpler, user-friendly pump. We believe the completed design, engineering and technology being incorporated into our pump will make it substantially simpler and more affordable than those currently available. These features, together with the safety and reliability of our Pivot pump, are designed to create the next generation of insulin pumps that will feature important and well-differentiated attributes compared to those currently available and make it available to consumers across mostly all socioeconomic groups in the United States and around the world.

●	Use of go-to market commercialization technology.

We plan to commercialize our Pivot product line using a highly differentiated go-to-market strategy. Generally, current pumps are marketed by a large, direct sales force to end users directly, and the manufacturer provides all training and support, as the current training reimbursement offered by insurance providers is inadequate to motivate clinicians to provide such training to patients. We intend to employ a different strategy and utilize i) distributors to target the daily insulin users who are still managed by a primary care physician and ii) a small direct sales force to directly engage with diabetes educator practices. Specifically, our direct sales force will engage with larger diabetes educator practices, which currently prescribe a high volume of pumps and deliver a consultative message focused on those users that indicate a desire to use a pump but have rejected all of the currently available options. We engaged Seagrove to conduct a survey of physicians and diabetes educators, and the resulting data suggested that approximately 25% of multiple daily injectors could be receptive to our offering. We believe that the modest 30-minute training requirement for our product, combined with the more limited feature set for our Pivot pump, will incentivize nurse practitioners to identify and train new users who have not been offered pumps before. This would also allow us to offer virtual or second level training support and not require us to be the primary training provider. In addition, in June 2026, we launched PivotPump.com, a patient-focused website designed to support individuals seeking a simpler path to insulin pump therapy. The PivotPump.com website provides accessible, educational content on insulin pump therapy and highlights our focus on real-world usability and supporting patients in evaluating and adopting pump-based diabetes care.

In June 2026, we announced commercial availability of our Pivot product in the United States and commenced initial patient shipments. We intend to expand commercial activities across metropolitan markets by late 2026.

We have also begun the process of obtaining Conformite Europeenne, or CE, mark clearance for our Pivot product, which would allow us to market and sell in European and certain other international markets. We expect to obtain clearance by the second quarter of 2027. Our initial strategy to address European markets is to partner with distributors to bring the Pivot to market in those countries that accept the CE mark and have acceptable reimbursement. During fiscal 2026, we hired a head of international operations in Switzerland, who has significant experience in launching competitive insulin pump systems in Europe. We believe that the combination of our patch pump form factor, lower cost at scale and lower training burden is well suited for European markets where there are very few physicians or nurses available to provide training. This would allow the Pivot to gain rapid adoption in areas where pump penetration is currently much lower than in the United States. We will target other select international markets using the same approach.

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

Phillips Medisize, our manufacturing partner, performs all manufacturing operations to ensure compliance with FDA regulations.

FDA Clearance

The FDA requires us to meet all applicable regulations for insulin pumps, a subcategory of infusion pumps, which are generally considered Class II devices by the FDA. As discussed above, we have obtained the required FDA clearance for our MODD1 and Pivot insulin pump products.

Commercialization Steps

To commercialize our product, we must successfully complete a number of material steps, including:

●	Continue to ensure it meets:

●	FDA requirements for 510(k) clearance, including taking such actions, if any, as may be required by the FDA as a condition to granting approval and providing 510(k) clearance for our insulin pump;

●	the general needs and preferences of our Almost-Pumper target market based on our knowledge of the diabetes industry, information gathered from our soft launch and other information available and/or obtained by us from Almost Pumpers and their caregivers; and

●	the general guidelines of third-party payors, private and public insurance companies, preferred provider organizations and other managed care providers with particular focus on the guidelines established by the Center for Medicare and Medicaid Services, or CMS which administers the United States Medicare program, or Medicare. To assist us in making such modifications and refinements, we have retained independent consultants to focus on ensuring that our products and product candidates satisfy the existing coverage and reimbursement criteria of third-party payors.

●	Transfer our manufacturing equipment and process to Phillips Medisize prior to product launch; and

●	Hire and retain appropriate sales and marketing personnel to develop, implement and launch a promotional campaign for our insulin pump substantially focused on our target market.

As with any medical device attempting to enter and successfully compete with existing products in an established and competitive marketplace, we will face significant hurdles to accomplish the above steps to commercialization including:

●	Obtaining any other FDA-required authorizations, in addition to FDA 510(K) clearance, with regard to our product, as required by the Federal Food, Drug, and Cosmetic Act, or FDCA, which is administered by the FDA;

●	Educating endocrinologists, physician’s assistants, nurse practitioners and nurse educators, who typically prescribe pump usage, and certified diabetes educators and dieticians, who provide education and guidance to diabetes patients, as to what we believe to be the superior qualities of our products. We attend and exhibit at multiple diabetes industry conferences and trade shows;

●	Demonstrating to select general practitioners, who have historically been skeptical of the heightened support inherent in insulin pumps, our product’s ease of use and convenience;

●	Ensuring that our products do, in fact, meet the needs of Almost Pumpers;

●	Overcoming the historic obstacles and reluctance of Almost Pumpers to using insulin pumps to treat their diabetes; and

●	Ensuring that third-party payors agree to cover all or a substantial portion of the purchase price and recurring costs of the use of our insulin pump products.

Looking Forward

Going forward, we expect to continue to evolve our Pivot pump and its capabilities and functionality both in response to patient needs and as part of our current platform roadmap.

●	With future Pivot products, we intend to seek to add phone-based control and Alternative Controller Enabled (“ACE”) and Automated Insulin Deliver (“AID”) capability to allow integration with popular continuous glucose monitors. We believe this will expand our available market to include many existing pumpers. The new model has the same modular design and low-cost components as MODD1 and provides a much desired breakthrough for patients — two-factor command authentication that allows the wearer to use an application on his/her cell phone as the controller.

●	AID-control functionality is being developed and will be added via an ACE designation on the pump.

●	Any approved AID controller can drive insulin delivery in “auto” mode, when appropriate.

●	CGM integration allows the controller to potentially adjust basal insulin rate for meals and exercise with an approved algorithm.

●	With our future Pivot product, we will seek to move to a full-featured, multi-chamber pump optimized for high time-in-range fully autonomous close loop insulin delivery utilizing the form factor and cost advantages of its pumping designs to create an affordable, easy to use drug delivery system to realize the aspiration of true “artificial pancreas” systems. We envision moving to a drug prefill model, such that cartridges can be filled with insulin or other drugs and shipped cold chain to patients, further simplifying the use process.

Competition

Today, in the United States, five companies are commercializing insulin pumps to T1D patients and insulin treated T2D patients and only three have significant market share:

●	Insulet — commercializes a disposable patch pump, which held approximately 43% of the US market in 2026.

●	Tandem — commercializes a durable pump available with or without automated dosing algorithms. In 2026, they held approximately 34% of the US insulin pump market.

●	Minimed — commercializes a durable insulin delivery pump and continues to offer a range of older durable pumps. In 2026, they held approximately 21% of the US insulin pump market.

These three insulin pump offerings are vying for the attention of the most motivated and well insured in hope of converting them away from their reliance on MDI. We believe the each of the two leading durable pump products receive in excess of $4,000 through durable medical equipment (DME) and daily consumable insurance coverage reimbursements. Daily consumable reimbursement would also cover on an ongoing basis cartridge, tubing and sets for each three-day period, as well. These products have controllers integrated into the pump, making them cumbersome and bulky, along with long (greater than 20 inch) tubing between the pump and the cannular site. The third offering is a patch pump that attaches to the body for 72 hours and uses a separate controller to manage the insulin delivery process. Insurance coverage for patch pumps of this type can be provided via DME but is primarily provided through the Pharmacy Benefit (PB). These patch pumps can be more expensive per day and less accurate than other insulin pumps, according to a Mende 2022 study. Around 38% of people living with T1D are currently using insulin pumps; of these, the vast majority are using one of these three offerings, a statistic that has not changed significantly over the last five years.

All of these pump products require extensive training to initiate and two to four hours per day to use and manage on an ongoing basis. We believe this level of sophistication and effort combined with the cost and awkwardness of these products contribute to the limited uptake.

There are purely mechanical pumps available to patients, and a modest percentage of T2D patients use Mannkind’s mechanical patch pump, which provides a fixed basal rate and a button to deliver small boluses. This pump is simple to use, though gives little performance decision to the user (e.g., no possibility to change the basal rate, no possibility to stop bolus doses, small reservoir, pump that needs to be changed every day, etc.). Lastly, Cequr offers another patch pump, providing a bolus only delivery option without basal delivery or any electronic reporting. Cequr recently disclosed it has slightly more than 15,000 users. Beta Bionics, Inc. launched its durable pump in October 2023 and reported approximately 35,000 users at the end of 2025. Deka Research and Development Corp. (Deka) received clearance for its durable pump in July of 2023. Deka has launched broadly with a large sales force in the United States, but it has not yet publicly disclosed the number of users.

Minimed’s flagship durable pump is available in some European countries with an advanced algorithm, but there has not been an obvious change in hardware. Tandem is now selling a small, no display pump with a small 2mL reservoir that is controlled by a separate unit, similar in concept to existing patch pump controllers. Insulet has also launched a new version of its patch pump that includes an AID algorithm and improved low-power Bluetooth.

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

As of June 29, 2026, we held eight U.S. utility and six foreign patents, and we have numerous applications pending and in various stages of review by the USPTO and foreign patent agencies. The patents and patent applications cover various aspects of our technology, including our proprietary fluid movement technology and associated features of our insulin delivery methodology. There can be no assurance that the pending patent applications will result in the issuance of patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage.

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

Device Premarket Regulatory Requirements

Before being introduced into the U.S. market, each medical device must obtain marketing clearance or approval from the FDA through the premarket notification (or 510(k)) process, the de novo classification process, or the premarket approval, or PMA, process, unless they are determined to be Class I devices or to otherwise qualify for an exemption from one of these available forms of premarket review and authorization by the FDA. Under the FDCA, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device. Class I devices are those for which reasonable assurance of safety and effectiveness can be maintained through adherence to general controls which include compliance with the applicable portions of the FDA’s Quality System Regulation (the “QSR”), as well as regulations requiring facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. The Class I designation also applies to devices for which there is insufficient information to determine that general controls are sufficient to provide reasonable assurance of the safety and effectiveness of the device or to establish special controls to provide such assurance, but that are not life-supporting or life-sustaining or for a use which is of substantial importance in preventing impairment of human health, and that do not present a potential, unreasonable risk of illness or injury.

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

Employees

As of March 31, 2026, we had 51 employees, all located in the United States of which 50 of are full-time, consisting of 42 in research and development and manufacturing operations, six in general and administrative functions and three in sales and marketing.

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

Risks Related to Our Business, Operations and Industry

●	We might not be able to continue as a going concern.

●	We are an early commercial-stage medical device company and have a history of significant operating losses; we expect to continue to incur operating losses, and we may never achieve or maintain profitability.

●	We will need substantial additional funding to complete subsequent phases of the development of our insulin pump products and to operate our business and such funding may not be available or, if it is available, such financing is likely to substantially dilute our existing stockholders.

●	We have a limited operating history and historical financial information upon which you may evaluate our performance.

●	The amount of financing we require will depend on a number of factors, many of which are beyond our control. Our results of operations, financial condition and stock price are likely to be adversely affected if our funding requirements increase or are otherwise greater than we expect.

●	Our future cash requirements may differ significantly from our current estimates.

●	We may not be able to utilize a significant portion of our net operating losses and tax credits.

●	Technological breakthroughs in diabetes monitoring, treatment or prevention could render our insulin pump products obsolete.

●	Any failure to attract and retain skilled directors, executives, employees and consultants could impair our product development and commercialization activities.

●	Our operations are substantially dependent upon key personnel.

●	We have and will need to outsource and rely on third parties for various aspects relating to the development, manufacture, sales and marketing of our insulin pump products, as well as in connection with assisting us in the preparation and filing of our regulatory submissions, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

●	We may not be able to identify, negotiate and maintain the strategic alliances necessary to develop and commercialize our products and technologies, and we will be dependent on our corporate partners if we do.

●	We may not receive the necessary regulatory clearance or approvals for our insulin pump products, and failure to timely obtain necessary clearances and/or approvals could harm our then operations, including our ability to commercialize our products.

●	We have a limited operating history upon which to evaluate our business and forecast our future sales and operating results and may face difficulties frequently encountered by companies in competitive and rapidly-evolving markets.

●	We have a limited commercial history and limited experience marketing and selling our products. We only recently launched our commercial product, which may make it difficult to evaluate the prospects for our future viability and predict our future performance.

●	Obtaining marketing authorization in the United States will not obviate the need to obtain marketing authorization in other jurisdictions. We must obtain approval from foreign regulatory authorities before we can market and sell any of our product candidates in countries outside the United States. We will incur additional costs in seeking such approvals, may experience delays in obtaining such approvals and cannot be certain that such approvals will be granted.

●	Our competitors may develop products that are more effective, safer and less expensive than ours.

●	We expect to rely on third-party manufacturers and will be dependent on their quality and effectiveness.

●	We may not be able to successfully scale-up manufacturing of our products in sufficient quality and quantity, which would delay or prevent us from developing and commercializing our products and product candidates.

●	We are dependent upon third-party suppliers to manufacture our products, and this makes us vulnerable to supply shortages and price increases; we may not be able to obtain an adequate supply of components on a timely basis or at all.

●	We may be subject to potential product liability and other claims that could materially impact our business and financial condition.

●	Legislative, regulatory, or medical cost reimbursement changes may adversely impact our business.

●	We are subject to extensive regulation by the FDA, which could restrict the sales and marketing of our insulin pump products and could cause us to incur significant costs.

●	Although our insulin pump products do not presently require clinical trials to apply to the FDA for clearance, and even if a clinical trial is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device or may be equivocal or otherwise not be sufficient for us to obtain approval of our product candidates.

●	Our success depends substantially upon our ability to obtain and maintain intellectual property protection relating to our insulin pump products and research technologies.

●	If we are sued for infringing on third-party intellectual property rights, it will be costly and time-consuming, and an unfavorable outcome would have a significant adverse effect on our business.

●	If we are unable to protect the confidentiality of our proprietary information, the value of our technology and products could be adversely affected.

●	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

●	Healthcare reform and drug-pricing reform laws could adversely affect our products and financial condition.

●	Even if we are able to obtain all regulatory approvals and have completed all other steps needed to be taken to commercialize our insulin pump products, if we or any contract manufacturers we select fail to comply with the FDA’s quality system regulations, the manufacturing and distribution of our products could be interrupted, and our product sales and operating results could suffer.

●	We may become involved in disputes with our present or future contract partners over intellectual property ownership or other matters, which would have a significant effect on our business.

●	Our insulin pump products will be subject to recalls, which would harm our reputation, business operations and financial results.

●	Our current insulin pump product does not yet have reimbursement and is not approved for insurance coverage. If in the future we are otherwise able to commercialize our insulin pump, but are unable to obtain adequate reimbursement or insurance coverage for such product from third-party payors, we will be unable to generate significant revenue.

Risks Related to Our Securities

●	We are subject to oversight by the SEC and other regulatory agencies. Investigations by those agencies could divert management’s focus and could have a material adverse effect on our reputation and financial condition.

●	If we are unable to satisfy the continued listing requirements of the Nasdaq, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

●	We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

●	We do not expect any cash dividends to be paid on our shares of common stock for the foreseeable future.

●	If the beneficial ownership of our common stock continues to be concentrated, it may prevent our stockholders from influencing significant corporate decisions.

●	Future sales of our securities could adversely affect the market price of our common stock and our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

●	The effective increase in the number of shares of our common stock available for issuance as a result of our reverse stock split could result in further dilution to our existing stockholders and have antitakeover implications.

●	Our articles of incorporation allow for our board of directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

●	If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely affect the trading price of our common stock.

●	Sustained inflation could have a material adverse effect on our business, financial condition, results of operations and liquidity.

●	Our board of directors is able to adopt recapitalizations through forward or reverse splits of our outstanding shares of common stock without stockholder approval.

Risks Related to Our Business, Operations and Industry

We might not be able to continue as a going concern.

Our consolidated financial statements as of March 31, 2026 have been prepared under the assumption that we will continue as a going concern twelve months from the date of issuance of this Report. At March 31, 2026, we had cash and cash equivalents of $6.9 million and an accumulated deficit of $113.0 million. Subsequent to March 31, 2026, in April 2026, we closed a public offering for net proceeds of approximately $3.0 million. Even with these proceeds, we do not believe that our cash and cash equivalents will be sufficient to fund our operations for the next 12 months, and we will need to raise additional capital. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our shareholders would likely lose most or all of their investment in us. If we are unable to generate sustainable operating profit and sufficient cash flows, then our future success will depend on our ability to raise capital. We intend to seek additional financing and evaluate financing alternatives in order to meet our cash requirements for the foreseeable future. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current product development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

We are an early commercial-stage medical device company and have a history of significant operating losses; we expect to continue to incur operating losses, and we may never achieve or maintain profitability.

We do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. For the years ended March 31, 2026 and 2025, we incurred net losses of approximately $28.2 million and $18.8 million, respectively. As a result, we will need to raise additional capital in the future, which may or may not be available to us at all or only on unfavorable terms.

We expect to incur losses for the foreseeable future as we continue to commercialize and seek to expand market acceptance of our insulin pump products. Our Pivot insulin pump is currently our only commercial product, and, if it fails to gain market acceptance, we may not be able to generate sufficient revenue, or explore other opportunities to enhance stockholder value, such as through a sale. If we fail to generate sufficient revenue and eventually become profitable, or if we are unable to fund our continuing losses, our stockholders could lose all or a substantial part of their investment.

We will need substantial additional funding to complete subsequent phases of the development of our insulin pump products and to operate our business and such funding may not be available or, if it is available, such financing is likely to substantially dilute our existing stockholders.

The discovery, development, and commercialization of new medical devices, such as our insulin pump, entails significant costs. We have completed the engineering and mechanical development of our insulin pump and cartridge, and obtained FDA clearance for our Pivot product. In addition, we have also implemented a production-level manufacturing process with a tier-one manufacturing partner. In June 2026, we announced commercial availability of our Pivot product and commenced initial shipments. To enable us to expand commercial activities and continue to operate our business, we will need to raise substantial additional capital and/or enter into strategic partnerships or joint ventures to enable us to:

●	seek European regulatory approvals with appropriate clinical studies, as required;

●	expand and continue to improve our manufacturing and commercialization capabilities;

●	develop, test, and, if approved, market our future product candidates;

●	acquire or license additional internal systems and other infrastructure; and

●	hire and support additional management, administrative, sales and marketing, and technical personnel.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never achieve, we expect to finance our cash needs primarily through public or private equity offerings, debt financings or through the establishment of possible strategic alliances. We may in the future seek additional capital from public or private offerings of our capital stock or borrow additional amounts under new credit lines or from other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, we may incur significant financing costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our pump products or our potential future products or proprietary technologies or grant licenses on terms that are not favorable to us.

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

As of March 31, 2026, our federal and state net operating loss carryforwards (“NOLs”) totaled $74.6 million and $93.6 million, respectively. These NOLs are available to reduce future taxable income and will expire at various times from 2037 through 2046, except federal NOLs from fiscal 2018 and later, which will never expire. In addition, we had federal R&D tax credit carryforwards of $3.2 million which will expire in various years between 2038 through 2045.

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

Our business depends on the skills, performance, and dedication of our directors, executive officers and key engineering, scientific and technical advisors. Many of our current engineering or scientific advisors are independent contractors and are either self employed or employed by other organizations. As a result, they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, which may affect their ability to provide services to us in a timely manner. We will need to recruit additional directors, executive management employees, and advisers, particularly engineering, scientific and technical personnel, which will require additional financial resources. In addition, there is currently intense competition for skilled directors, executives and employees with relevant engineering, scientific and technical expertise, and this competition is likely to continue. If we are unable to attract and retain persons with sufficient engineering, scientific, technical and managerial experience, we may be forced to limit or delay our product development activities or may experience difficulties in successfully conducting our business, which would adversely affect our business, prospects, results of operations and financial condition.

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

We may seek to enter into a strategic alliance with a diabetes-related service providing company for the further development and approval of our insulin pump product candidate. At this time, we have not entered into any such strategic alliance. Strategic alliances, if entered into, could potentially provide us with additional funds, expertise, access, and other resources in exchange for exclusive or non-exclusive licenses or other rights to the product that we are currently developing or a product we may explore in the future. We cannot give any assurance that we will be able to enter into strategic relationships with a diabetes-related service providing company or others in the near future or at all. In addition, we cannot assure you that any agreements that we do reach will allow us to achieve our goals or that such grants will be on terms that prove to be economically beneficial to us. When we do enter into strategic or contractual relationships, we become dependent on the successful performance of our partners or counter-parties. If they fail to perform as expected, such failure could adversely affect our financial condition, lead to increases in our capital needs, or hinder or delay our development efforts. See “Our Business-Employees” below.

We may not receive the necessary regulatory clearance or approvals for our insulin pump products, and failure to timely obtain necessary clearances and/or approvals could harm our then operations, including our ability to commercialize our products.

Before we can market a new medical device, such as our insulin pump, we must first receive clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the “FDCA.” In the 510(k) clearance process, before a device may be marketed, the FDA must determine that such proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (preamendments device), a device that was originally on the U.S. market pursuant to a premarket approval (PMA) and later down classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. We have received FDA clearance to market and sell our initial pump products, our MODD1 and Pivot, in the United States. Our Pivot product is the product that we intend to commercialize in the fall of 2026.

We expect that future versions of our pump products will require FDA 510(k) approvals. The 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes less than 12 months, but it can last longer. Despite the time, effort and cost, a device may not be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory authorizations could harm our business, including our ability to commercialize our future product candidates and our stockholders could lose their entire investment. Furthermore, even if we are granted the required regulatory authorizations, such authorizations may be subject to significant limitations on the indicated uses for the device, which may limit the market for our future product candidates.

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

We have a limited operating history upon which to evaluate our business and forecast our future sales and operating results and may face difficulties frequently encountered by companies in competitive and rapidly-evolving markets.

We have a limited operating history upon which to evaluate our business and forecast our future sales and operating results. In June 2026, we announced commercial availability of, and commenced initial shipments of, our Pivot insulin delivery system in the United States, and we intend to expand commercial activities across metropolitan markets by late 2026. This is our first commercial product launch. We previously received FDA clearance for our MODD1 pump in September 2024, but we do not intend to commercialize the MODD1 product. In assessing our business prospects, you should consider these factors as well as the various risks and difficulties frequently encountered by companies in competitive and rapidly evolving markets, particularly those facing emerging growth companies that manufacture and sell medical devices.

These risks include our ability to:

●	implement and execute our business strategy;

●	manage and improve the productivity of our sales, clinical and marketing infrastructure to grow sales of our Pivot insulin pump and any future products;

●	gain acceptance of our Pivot pump among people with insulin-dependent diabetes, their caregivers and healthcare providers, particularly the “Almost Pumpers,” who are our primary target market;

●	comply with a broad range of regulatory requirements within a highly regulated industry;

●	enhance our manufacturing capabilities with our manufacturing partner, Phillips Medisize, increase production of our Pivot pump efficiently while maintaining quality standards, and adapt our manufacturing facilities to the production of new products;

●	respond effectively to competitive pressures from established insulin pump manufacturers such as Medtronic, Tandem and Insulet;

●	enhance our Pivot pump and develop future products;

●	obtain and maintain regulatory clearance or approval to enhance our existing products and commercialize proposed products;

●	perform any required clinical trials with respect to our existing products and proposed products; and

●	attract, retain and motivate qualified personnel in various areas of our business.

Due to our limited operating history, we may not have the institutional knowledge or experience to be able to effectively address these and other risks that may face our business. In addition, we may not be able to develop insights into trends that could emerge and negatively affect our business and may fail to respond effectively to those trends. As a result of these or other risks, we may not be able to execute key components of our business strategy, and our business, financial condition and operating results may suffer.

We have a limited commercial history and limited experience marketing and selling our products. We only recently launched our commercial product, which may make it difficult to evaluate the prospects for our future viability and predict our future performance.

We are a commercial-stage medical device company with limited commercial history and may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We announced commercial availability of our Pivot insulin delivery system in June 2026 and therefore do not have a long history operating as a commercial company. Our limited commercial history and limited number of cleared products makes it difficult to evaluate our current business and predict our future performance. These factors also make it difficult for us to forecast our future financial performance and growth. Although we intend to expand commercial activities across metropolitan markets by late 2026, any assessment of our future revenue, profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in emerging and rapidly changing industries, including scaling up our infrastructure and headcount, developing relationships with distributors and diabetes educator practices, and building brand awareness among Almost Pumpers and healthcare providers. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be materially and adversely affected.

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

The development, manufacture, and marketing of our product candidates outside the United States is subject to government regulation. In most foreign countries, we must complete rigorous pre-clinical testing and extensive human clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product. If foreign regulatory authorities grant regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Expanded or additional indications for approved devices may not be approved, which could limit our potential revenues. Foreign regulatory authorities may refuse to grant any approval. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for our products, foreign regulatory authorities may not ultimately grant approval for commercial sale in any jurisdiction. If our product candidates are not approved in such jurisdictions, our ability to generate revenues will be limited and our business will be adversely affected.

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

Our competitors may:

●	develop product candidates and market products that increase the levels of safety or efficacy that our product candidates will need to show in order to obtain regulatory approval;

●	develop product candidates and market products that are less expensive or more effective than ours;

●	commercialize competing products before we can launch any products we are working to develop;

●	hold or obtain proprietary rights that could prevent us from commercializing our products; or

●	introduce therapies or market medical products that render our current product and future product candidates obsolete.

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

In order to conduct larger-scale or late-stage clinical studies and for commercialization of our insulin pump products, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity for our Pivot product or future product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development and testing of our product candidates and regulatory approval or commercial launch may be delayed, which could significantly harm our business.

We are dependent upon third-party suppliers to manufacture our product, and this makes us vulnerable to supply shortages and price increases; we may not be able to obtain an adequate supply of components on a timely basis or at all.

The manufacture of our product will require the timely delivery of sufficient amounts of components from multiple suppliers in various countries. We have been working closely with our suppliers to ensure continuity of supply, but we cannot guarantee these efforts will be successful. Due to the supply chain issues experienced by the semiconductor industry, at times, we have experienced delays obtaining integrated circuits from certain suppliers. We may need to enter into “take or pay” contracts with suppliers. We have also seen price increases for various components. We do not have supply agreements with any of our suppliers, and we make purchases based on individual purchase orders. An interruption, delay, or inability to obtain components from our third-party suppliers at acceptable prices in a timely manner, could hinder our ability to manufacture our products and have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be subject to potential product liability and other claims that could materially impact our business and financial condition.

The marketing and sale of our insulin pump exposes us to the risk of significant damages from product liability and other claims, and the use of our product in clinical studies may result in adverse effects from liability claims. We cannot predict all the possible harms or adverse effects that may result. We have obtained product liability insurance to provide some protection from potential claims. Nonetheless, we may not have sufficient resources to pay for any liabilities resulting from a personal injury or other claim, even if it is partially covered by insurance. In addition to the possibility of direct claims, we may be required to indemnify third parties against damages and other liabilities arising out of our development, commercialization and other business activities, which would increase our liability exposure. If third parties that have agreed to indemnify us fail to do so, we may be held responsible for those damages and other liabilities as well.

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

Our insulin pump products are subject to extensive regulation by the FDA. These regulations relate to manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use of a legally marketed device, can be marketed in the United States, it must be cleared or approved by the FDA through the applicable premarket review process (510(k), PMA, or de novo classification), unless an exemption applies. While we have received 510(k) clearance for our initial insulin pump products, the MODD1 and Pivot, we may be required to obtain new 510(k) clearances for significant, post-market modifications to our pump products. Each premarket submission and review process can be expensive and lengthy, and entail significant user fees, unless exempt.

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

We have applied to the U.S. Patent and Trademark Office, or the USPTO, and various foreign patent agencies for patents on our proprietary fluid movement technology and our insulin delivery methodology. To date, the USPTO has granted six patents to us, and we have been awarded four patents by foreign jurisdictions. We have additional applications pending and in various stages of review by the USPTO and foreign patent agencies. There can be no assurance that we will be issued additional patents by the USPTO or foreign patent agencies and that any of our patents will prevent other companies from competing with us. We will continue to attempt to patent our innovations, as appropriate, to help ensure a sustainable competitive advantage.

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

These and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any current product or future product candidate. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Legislative and regulatory proposals have been made to expand post approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of any current or future product candidates, if any, may be. In addition, increased Congressional scrutiny of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Even if we are able to obtain all regulatory approvals and have completed all other steps needed to be taken to commercialize our insulin pump, if we or any contract manufacturers we select fail to comply with the FDA’s quality system regulations, the manufacturing and distribution of our products could be interrupted, and our sales and operating results could suffer.

We have established initial, low-volume manufacturing capability in our facility and with a tier one medical device contract manufacturer. We and the contract manufacturer of our insulin pump products will be required to comply with the FDA’s quality system regulations, which impose a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices. The FDA enforces its quality system regulations through periodic unannounced inspections. We cannot assure that, in the future, any manufacturing facilities owned by us or any contract manufacturer will pass any quality system inspection. In the event that our or any contract manufacturer’s facilities fails a quality system inspection, the manufacturing or distribution of our products could be interrupted and our operations disrupted. Failure to take adequate and timely corrective action in response to an adverse quality system inspection could force a suspension or shutdown of any packaging and labeling operations or then manufacturing operations of any contract manufacturers, or a recall of our insulin pump products. If any of these events were to occur, we at such time would not be able to provide our customers with the quantity of insulin pumps that they require on a timely basis, our reputation could be harmed and we could lose any customers we then have, any or all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our insulin pump products may be subject to recalls, which would harm our reputation, business operations and financial results.

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

Our current insulin pump product does not yet have reimbursement and is not approved for insurance coverage. If, in the future, we are otherwise able to commercialize our insulin pump products, but are unable to obtain adequate reimbursement or insurance coverage for such product from third-party payors, we will be unable to generate significant revenue.

Our Pivot insulin pump is not yet eligible for reimbursement and is not approved for insurance coverage. The future availability of insurance coverage and reimbursement for newly approved medical devices is highly uncertain. In the United States, patients using insulin pumps are generally reimbursed for all or part of the product cost by Medicare or other third-party payors. Any future commercial success of our insulin pump products will be substantially dependent on whether third-party coverage and reimbursement is available for future customers. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, they may not cover or provide adequate reimbursement for our insulin pump, assuming we are able to fully develop and obtain all regulatory approval to market it in the United States. In addition, in certain countries, no uniform policy of coverage and reimbursement for medical device products and services exists among third- party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained, if obtained. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. Accordingly, unless government and other third-party payors provide coverage and reimbursement for our insulin pump products, patients may not use it, which would cause investors to lose their entire investment.

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

From time to time, we may encounter attempts at gaining unauthorized access to our network, and we periodically run security checks. While we seek to detect and investigate unauthorized attempts and attacks against our network and products of which we become aware, and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes to our products, we remain potentially vulnerable to additional known or unknown threats. In addition to intentional security breaches, the integrity and confidentiality of Company and customer data and our intellectual property may be compromised as a result of human error, product defects, or technological failures. Different geographic markets may have different regulations regarding data protection, raising potential compliance risks. Further, retaliatory acts by foreign governments or terrorist organizations in response to policies of the United States government could include cyber-attacks that could disrupt the economy more generally or that could also impact our operations directly or indirectly. Any failure or perceived failure by us or our service providers to prevent information security breaches or other incidents or system disruptions, or any compromise of security that results in or is perceived or reported to result in unauthorized access to, or loss, theft, alteration, release or transfer of, our information, or any personal information, confidential information, or other data could result in loss or theft of proprietary or sensitive data and intellectual property, could harm our reputation and competitive position and could expose us to legal claims, regulatory investigations and proceedings, and fines, penalties, and other liability. Any such actual or perceived security breach, incident or system disruption could also divert the efforts of our personnel, and could require us to incur significant costs and operational consequences in connection with investigating, remediating, eliminating and putting in place additional tools, devices, policies, and other measures designed to prevent actual or perceived security breaches and other incidents and system disruptions, and in, for example, rebuilding internal systems, reduced inventory value, providing modifications to our products and services, defending against claims and litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause, and to notify individuals, regulatory authorities and others of security breaches involving certain types of data.

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

If we are unable to satisfy the continued listing requirements of Nasdaq, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

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

As of March 31, 2026, our executive officers, directors and certain persons, who may be deemed affiliates, owned approximately 5.4% of our issued and outstanding common stock. Specifically, James Besser, our chief executive officer, and Morgan Frank, a member of our board of directors, are the principals of Manchester Explorer, L.P., our largest stockholder. As of March 31, 2026, in the aggregate, Messrs. Besser and Frank were the owners of approximately 3.4% of our outstanding common stock. As a result, such persons may exercise substantial influence over the outcome of corporate actions requiring stockholder approval including, without limitation, the election of directors, certain mergers, consolidations and sales of all or substantially all of our assets or any other significant corporate transactions. Such persons may also vote against a change of control, even if such a change of control would benefit our other stockholders. Thus, investors in our common stock cannot reasonably expect to have any influence over the election of our directors or other matters submitted to a vote of our stockholders. Instead, our existing significant stockholders may exert a substantial influence on the election of our directors and any actions requiring or otherwise put to a stockholder vote, potentially in a manner that you do not support. The concentrated amount of control over our affairs held by a relatively few significant investors could serve to reduce the attractiveness or liquidity of our common stock, and thereby depress its trading price. Additionally, conflicts of interest may arise between these executive officers, directors and other affiliates, on the one hand, and us and our other stockholders, on the other hand. In resolving these conflicts of interests, these investors may favor their own interests and the interests of their affiliates, over the interests of our other stockholders, which could cause a material adverse effect on our business, prospects, financial condition and results of operations.

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

The effective increase in the number of shares of our common stock available for issuance as a result of our reverse stock split could result in further dilution to our existing stockholders and have antitakeover implications.

The reverse stock split effected in March 2026 alone had no effect on our authorized capital stock, and the total number of authorized shares remains the same as before the reverse stock split. The reverse stock split of our issued and outstanding shares increased the number of shares of our common stock (or securities convertible or exchangeable for our common stock) available for issuance by decreasing the number of shares of our common stock issued and outstanding. The additional available shares are available for issuance from time to time at the discretion of our board of directors when opportunities arise, without further stockholder action or the related delays and expenses, except as may be required for a particular transaction by law, the rules of any exchange on which our securities may then be listed, or other agreements or restrictions. Any issuance of additional shares of our common stock would increase the number of outstanding shares of our common stock and (unless such issuance was pro-rata among existing stockholders) the percentage ownership of existing stockholders would be diluted accordingly. In addition, any such issuance of additional shares of our common stock could have the effect of diluting the earnings per share and book value per share of outstanding shares of our common stock.

Additionally, the effective increase in the number of shares available for issuance could, under certain circumstances, have anti-takeover implications. For example, the additional shares of common stock that have become available for issuance could be used by us to oppose a hostile takeover attempt or to delay or prevent changes in control or our management. Although our reverse stock split is prompted by other considerations and not by the threat of any hostile takeover attempt, stockholders should be aware that our reverse stock split could facilitate future efforts by us to deter or prevent changes in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company, including the requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). In addition, we may be unable to accurately report our financial results in future periods or report them within the timeframes required by the requirements of the SEC or the Sarbanes-Oxley Act. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in identification of material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. As previously reported in our Form 10-Q for the period ended December 31, 2025, we identified a material weaknesses in our internal control over financial reporting. We did not design and maintain effective controls related to the accounting for the warrants issued in the public offering completed in December 2025. In response to this identified material weakness, our management, with the oversight of the Audit Committee of our board of directors, has been actively engaged in remediating the above material weakness. During the quarter ended March 31, 2026, we implemented remediation measures designed to remediate this material weakness. Furthermore, Section 404 of the Sarbanes-Oxley Act and related regulations require our management to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Based on its evaluation, our management concluded that our internal controls over financial reporting were effective as of March 31, 2026. We cannot provide assurance that, in the future, a material weakness or significant deficiency will not exist or otherwise be discovered. If that were to happen, it could harm our operating results and cause stockholders to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our securities.

Furthermore, Section 404 of the Sarbanes-Oxley Act and related regulations require our management to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Based on its evaluation, our management concluded that our internal controls over financial reporting were effective as of March 31, 2026. We cannot provide assurance that, in the future, a material weakness or significant deficiency will not exist or otherwise be discovered. If that were to happen, it could harm our operating results and cause stockholders to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our securities.

Sustained inflation could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Inflation rates in the United States have remained elevated and may continue to rise. Inflation over the last several months has led us to experience higher costs, including, among others, labor and transportation. Some of our suppliers have raised their prices and may continue to raise prices, and, as we expand commercialization of our product, in the future, we may not be able to make corresponding price increases to obtain adequate gross margins and achieve profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

We believe a robust and proactive approach to cybersecurity risks and threats is essential to achieving our strategic business objectives and protecting our business. We may face a wide range of cybersecurity threats, such as ransomware and denial-of-service attacks. Our customers, suppliers and other business partners may also face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these third parties could have a material adverse effect on our business and results of operations. Due to the risks that cybersecurity threats can pose to our business, we continually evaluate best practices and methods, including cyber defense systems and training programs, to protect our business from a wide range of potential threats.

We continue to evaluate our cybersecurity control processes and procedures to address the evolving cybersecurity risks that we may face in an increasingly technically capable environment. We have implemented practices and intend to implement policies to educate and provide guidance to our personnel, including a security awareness training program and other related cybersecurity best practices. Through our outsourced information technology (“IT”) provider, we are implementing an ongoing security awareness training program for all personnel that includes annual and onboarding training, periodic simulated phishing campaigns, and continuous reinforcement, with participation tracked and reported. Safeguards currently in place include enforced multi-factor authentication for email and cloud services, managed endpoint detection and response, monitored data backup, and access controls, which are reviewed on an ongoing basis. We conduct technical risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. We also plan to conduct programmatic risk assessments, including identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. Following these risk assessments, we will evaluate: i) whether and how to implement, and maintain reasonable safeguards to minimize identified risks, ii) how to reasonably address any identified gaps in existing safeguards; and how to regularly monitor the effectiveness of our safeguards. As we are a small early commercial-stage company, we currently outsource our IT functions to a third party. Working with the outsourced IT firm, our president manages the risk assessment and mitigation process. Third parties will play an important role in our cybersecurity program. We intend to engage third-party service providers to conduct evaluations of our security controls, including penetration testing and consulting on best practices. The third-party services include testing both the design and operational effectiveness of security controls. This dependence exposes us, along with others who use such service providers, to the impact of a cyber-attack on their service providers. It is possible for a cyber-attack at a third-party service provider to have a significant financial, operational, or reputational impact to us. To reduce the effective impact to us of a cyber-attack on a third-party service provider, we intend to monitor the risks associated with our service providers through periodic review of these providers’ cybersecurity programs.

Our board of directors, through its audit committee, oversees our processes for identifying and mitigating risks, including cybersecurity risks. Management periodically briefs the audit committee and/or the board of directors on our cybersecurity and information security policies and plans. Our board of directors is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, and we will provide updates on management’s incident response plan for addressing and mitigating any impacts and risks associated with such an incident. Our outsourced information technology provider maintains incident response procedures, and we are formalizing a documented incident response plan, which sets forth the steps to be followed from incident detection and assessment to mitigation, recovery and notification and reporting within our organization and to our board of directors.

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

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceeding that we believe is likely to have a material adverse effect on our consolidated financial position or results of operations. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts. To the knowledge of our management, we are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “MODD.”

Authorized Capital

We are authorized by our Certificate of Incorporation to issue an aggregate of up to 5,000,000 shares of preferred stock, $0.001 par value per share, and 250,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2026, zero and 4,661,160 shares of preferred stock and common stock, respectively, were issued and outstanding.

Holders of Record

As of March 31, 2026, we had 76 stockholders of record. The actual number of stockholders is greater than this number of stockholders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance under Equity Compensation Plan

For information regarding securities authorized for issuance under equity compensation plans, please refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We do not anticipate paying any cash dividends in the foreseeable future and we intend to retain all of our earnings, if any, to finance our growth and operations and to fund the expansion of our business. Payment of any dividends will be made in the discretion of our board of directors, after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. Any dividends that may be declared or paid on our common stock, must also be paid in the same consideration or manner, as the case may be, on our shares of preferred stock, if any.

Recent Sales of Unregistered Securities

Except as disclosed below, during the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act that were not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Director Compensation

During the years ended March 31, 2026 and 2025, we issued a total of 2,777 and 2,778 shares of our common stock, respectively, to a non-employee director upon vesting of restricted stock units.

On each of March 31, 2024, December 30, 2023, and June 30, 2023 we issued a total of 213 shares of our common stock to a total of four of our non-employee directors in accordance with our Outside Director Compensation Plan (the “Director Plan”). On September 30, 2023, we issued a total of 208 shares of our common stock to a total of four of our non-employee directors in accordance with the Director Plan.

Service Providers

On August 26, 2024, we issued 666 shares of our common stock to a service provider. On April 9, 2024 we issued 333 shares of our common stock to a service provider. In August 2023, we issued 47 shares of our common stock to a service provider. The aforementioned issuances were made pursuant to exemptions from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSIONANDANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

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

Overview

We are a commercial-stage medical device company focused on the design, development and commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of a novel two part patch pump, we seek to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care that presently-available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, we seek to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets. In January 2024, we submitted a 510(k) premarket notification to the United States Food and Drug Administration (the “FDA”) for our initial product, our MODD1, and, in September 2024, we received FDA clearance to market and sell our MODD1 pump in the United States. In August 2025, we announced the first human use of our MODD1 pump delivering insulin to a human patient. In addition, in August 2025, we announced our next-generation patch pump, branded as Pivot. We submitted a 510(k) premarket notification to the FDA for our Pivot product on November 13, 2025, and we received regulatory approval on April 9, 2026. In June 2026, we announced commercial availability of our Pivot product and commenced initial shipments. We are actively working to i) expand commercial activities for our Pivot product across metropolitan markets, ii) obtain regulatory clearance to market and sell our Pivot product in foreign jurisdictions, iii) improve the manufacturability and usability of our Pivot product and iv) develop new pump products.

On April 19, 2026, we entered into a placement agency agreement with Maxim Group LLC (“Maxim”), relating to a registered direct offering (the “April 2026 Offering”) of 750,000 shares of our common stock, par value $0.001 per share. The gross proceeds to us from the April 2026 Offering were approximately $3.375 million, before deducting offering expenses. The April 2026 Offering closed on April 21, 2026.

Historically, we have financed our operations principally through private placements and public offerings of our common stock and warrants and sales of convertible promissory notes. Based on our current operating plan, there is substantial doubt about our ability to continue as a going concern for a period of at least one year from June 29, 2026. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities, to support our future operations. If we are unable to secure additional capital, we will be required to curtail our research and development initiatives and take additional measures to reduce costs. We do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to operating expenses and capital expenditures incurred to conduct our operations. We incurred net losses of approximately $28.2 million and $18.8 million for the years ended March 31, 2026 and 2025, respectively, and we had an accumulated deficit of approximately $113.0 million as of March 31, 2026. These and prior year losses have resulted in significant negative cash flows and have necessitated that we raise substantial amounts of additional capital during this period. This raises significant doubt about our ability to continue as a going concern, which was also expressed by our independent registered public accounting firm in its report on our consolidated financial statements for the year ended March 31, 2026. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations.

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

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

Research and Development

	Year ended March 31,		Year-over-Year Change
	2026	2025	2025 to 2026
Research and development	$19,973	$14,697	$5,276	35.9%

Our research and development, or R&D, expenses include personnel, consulting, testing, materials and supplies, depreciation and amortization and other operational costs associated with the production of our insulin pump products. We expense R&D costs as they are incurred. R&D expenses increased in fiscal 2026 compared with fiscal 2025 primarily due to increases in engineering and operations personnel costs of $2.9 million, consulting expenses of $1.2 million, depreciation and amortization of $0.6 million, shipping expenses $0.5 million and materials and supply expenditures of approximately $0.4 million. The increase in personnel costs was attributable to increased average headcount year over year, salary increases effected during fiscal 2026 and higher payroll taxes. The increase in consulting expenditures and material and supply expenditures was primarily due to an increase in utilization of consultants and material and job supplies, in support of our FDA submission of our new Pivot product in fiscal year 2026. The increase in depreciation and amortization expenses was primarily due to an increase in machinery and equipment purchased and placed in service to further develop and expand our manufacturing capabilities. The increases in R&D expense were partially offset by a decrease in stock-based compensation expenses of $0.5 million. R&D expenses included stock-based compensation expenses of approximately $1.3 million and $1.8 million for fiscal 2026 and fiscal 2025, respectively.

We expect R&D expenses will increase in fiscal 2027, as we continue to hire additional engineering, quality assurance, and operations personnel, optimize our manufacturing process at our medical device contract manufacturer and continue to advance the product development roadmap for our pump products.

General and Administrative

	Year ended March 31,		Year-over-Year Change
	2026	2025	2025 to 2026
General and administrative	$7,587	$4,351	$3,236	74.4%

General and administrative, or G&A, expenses consist primarily of personnel and related overhead costs for facilities, finance, human resources, general management and marketing.

G&A expenses increased in fiscal 2026 compared with fiscal 2025 primarily due to increases in general and administrative personnel costs of $1.5 million, consulting expenses of $1.3 million, sales and marketing activities of $0.5 million, The increase in personnel costs was attributable to increased average headcount year over year, salary increases effected during fiscal 2026 and higher payroll taxes. The increases in G&A expense were partially offset by a decrease in stock-based compensation expenses of $0.2 million. G&A expenses included stock-based compensation expenses of approximately $0.4 million and $0.6 million for fiscal 2026 and fiscal 2025, respectively. We expect G&A expenses to increase in fiscal 2027, as we expect to increase headcount, as we continue to expand our limited sales and marketing organization, add finance and administration personnel and implement additional systems to support our anticipated growth and commercialization of our product during fiscal 2027.

Liquidity and Capital Resources; Changes in Financial Condition

Going Concern

We do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred associated with our operations. For the years ended March 31, 2026 and 2025, we incurred net losses of approximately $28.2 million and $18.8 million, respectively. At March 31, 2026, we had a cash balance of $6.9 million and an accumulated deficit of approximately $113.0 million. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 8 of this Report are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our operating needs include the planned costs to operate our business, including amounts required to fund continued research and development activities, working capital and capital expenditures. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations.

In March 2026, the Company completed a securities purchase agreement public offering of its common stock and pre-funded warrants for gross proceeds of approximately $12.0 million. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, without limitation, our ability to successfully commercialize our product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings. If we are unable to secure additional capital timely, we may be required to curtail R&D initiatives, reduce headcount and take additional measures to reduce costs in order to conserve our cash.

Purchase Obligations

Our primary purchase obligations include purchase orders for machinery and equipment. At March 31, 2026, we had outstanding purchase orders for machinery and equipment and related expenditures of approximately $1.6 million. At March 31, 2026, we had outstanding purchase orders for supplies and inventory components of approximately $431,000.

Liquidity

In fiscal 2026, we used approximately $23.8 million in operating activities, which primarily resulted from our net loss of approximately $28.2 million, as increased by changes to operating assets and liabilities of approximately $0.2 million, and as adjusted for non-cash charges and gains, which included approximately $1.8 million of stock-based compensation expenses, depreciation and amortization expenses of approximately $1.7 million, change in fair value of warrant liabilities of approximately $0.8 million and other immaterial adjustments. The changes in operating assets and liabilities primarily related to the timing of payments to vendors.

In fiscal 2025, we used approximately $15.7 million in operating activities, which primarily resulted from our net loss of approximately $18.8 million, less changes to operating assets and liabilities of approximately $0.4 million, as adjusted for non-cash charges and gains, which included stock-based compensation expenses of approximately $2.4 million, depreciation and amortization of approximately $1.1 million and other immaterial adjustments. The changes in operating assets and liabilities primarily related to the timing of payments to vendors.

For fiscal 2026 and fiscal 2025, cash used in investing activities of approximately $3.9 million and $2.5 million, respectively, was for the purchase of property and equipment.

Cash provided by financing activities for fiscal 2026 totaled approximately $21.5 million and was primarily attributable to net proceeds of approximately $15.7 million from a public offering of common stock and warrants, which closed in March 2026, net proceeds of approximately $4.0 million from the issuance of common stock and warrants in a warrant inducement offering in September 2025 and proceeds of approximately $1.9 million from the sale of shares under the ATM Agreement

Cash provided by financing activities for fiscal 2025 totaled approximately $22.1 million and was primarily attributable to proceeds of approximately $11.4 million from a private placement of common stock and warrants, which closed in March 2025, net proceeds of approximately $7.3 million from the issuance of common stock and warrants in a public offering, which closed in November 2024, proceeds of approximately $1.3 million for the exercise of common stock purchase warrants and approximately $2.1 million from the sale of shares under the ATM Agreement.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of Modular Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Modular Medical, Inc. (the “Company”) as of March 31, 2026 and 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

As described further in Note 1, the Company has incurred losses since inception, and expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and future commercialization of its product. The Company expects that its operating expenses will continue to increase, and, as a result, the Company will need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter due to the inherent complexities and uncertainties related to the Company’s projections of operations.

The primary procedures we performed to address this critical audit matter included:

—	We evaluated the reasonableness of key assumptions underlying management’s conclusion.

—	We evaluated that the disclosures included in the Form 10-K were complete and accurate and in accordance with accounting principles generally accepted in the United States of America.

—	We evaluated the impact of the Company’s existing financing arrangements and future capital needs over the next 12 months on its ability to continue as a going concern.

Stock Based Compensation

As discussed in Note 6, during the year ended March 31, 2026, the Company granted options to purchase shares of its common stock to employees, directors and consultants. Management is required to analyze the fair value of each option granted and recognize the expense over the appropriate period.

We identified the valuation recognition of stock-based compensation of granted stock options as a critical audit matter due to the significant judgments and assumptions required by management when developing the fair value of the options and the potential for material impact. The fair value includes subjective assumptions including the expected stock price volatility and expected term of the granted options.

The primary procedures we performed to address this critical audit matter included:

—	We gained an understanding of Company’s processes and controls in place for determining the fair value of options granted.

—	We evaluated the option price model management selected to determine the fair value, and analyzed the underlying data and assumptions used in the calculations.

—	We evaluated the timing and recognition of expense, including for awards with conditional vesting.

—	We performed independent recalculations of the fair value of granted stock options using our own assumptions and compared the results to the Company’s estimates.

/s/ Farber Hass Hurley LLP

PCAOB Firm ID 223

We have served as the Company’s auditor since 2018.

Chatsworth, California

June 29, 2026

Modular Medical, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	March 31,
	2026	2025
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$6,942	$13,095
Prepaid expenses and other	600	422
TOTAL CURRENT ASSETS	7,542	13,517
Property and equipment, net	6,866	4,453
Right of use assets, net	363	765
Other assets	61	—
TOTAL ASSETS	$14,832	$18,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$992	$338
Accrued expenses	488	504
Short-term lease liabilities	393	423
TOTAL CURRENT LIABILITIES	1,873	1,265
Long-term lease liabilities	—	393
TOTAL LIABILITIES	1,873	1,658

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 250,000 and 100,000 shares authorized as of March 31, 2026 and 2025, respectively; 4,661 and 1,790 shares issued and outstanding as of March 31, 2026 and 2025, respectively	5	2
Additional paid-in capital	125,949	101,828
Accumulated deficit	(112,995)	(84,753)
TOTAL STOCKHOLDERS’ EQUITY	12,959	17,077
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,832	$18,735

The accompanying notes are an integral part of these audited consolidated financial statements.

Modular Medical, Inc.
Consolidated Statements of Operations
(In thousands, except per-share data)

	Year Ended March 31,
	2026	2025
Operating expenses
Research and development	$19,973	$14,697
General and administrative	7,587	4,351
Total operating expenses	27,560	19,048
Loss from operations	(27,560)	(19,048)
Other income	155	226
Change in fair value of warrant liabilities	(835)	—
Loss before income taxes	(28,240)	(18,822)
Provision for income taxes	2	2
Net loss	$(28,242)	$(18,824)
Net loss per share
Basic and diluted	$(12.36)	$(15.26)
Shares used in computing net loss per share
Basic and diluted	2,285	1,233

The accompanying notes are an integral part of these audited consolidated financial statements.

Modular Medical, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	1,082	$1	$77,463	$(65,929)	$11,535
Issuance of common stock and warrants in private placement, net	434	1	11,366	—	11,367
Issuance of common stock and warrants in public offering, net	182	—	7,344		7,344
At-the-market sales of stock, net	31	—	2,114	—	2,114
Exercise of warrants	57	—	1,109	—	1,109
Shares issued for services	1	—	51	—	51
Issuances under equity incentive plan	3	—	24	—	24
Stock-based compensation	—	—	2,357	—	2,357
Net loss	—	—	—	(18,824)	(18,824)
Balance as of March 31, 2025	1,790	$2	$101,828	$(84,753)	$17,077
Issuance of common stock upon public offering, net	2,536	3	13,635	—	13,638
Issuance of common stock and warrants from warrant inducement offering, net	217	—	3,947	—	3,947
At-the-market sales of stock, net	96	—	1,882	—	1,882
Exercise of warrants	18	—	5	—	5
Shares issued for services	—	—	11	—	11
Issuances under equity incentive plan	4	—	12	—	12
Reclassification of liability-classified warrants to equity	—	—	2,864	—	2,864
Stock-based compensation	—	—	1,765	—	1,765
Net loss	—	—	—	(28,242)	(28,242)
Balance as of March 31, 2026	4,661	$5	$125,949	$(112,995)	$12,959

The accompanying notes are an integral part of these audited consolidated financial statements.

Modular Medical, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended March 31,
	2026	2025
Cash Flows from operating activities
Net loss	$(28,242)	$(18,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,778	2,381
Change in fair value of warrant liabilities	835	—
Depreciation and amortization	1,672	1,063
Shares issued for services	11	51
Other	(1)	1
Changes in assets and liabilities:
Prepaid expenses and other assets	(238)	(100)
Lease right-of-use assets	402	370
Accounts payable and accrued expenses	453	(288)
Lease liabilities	(423)	(374)
Net cash used in operating activities	(23,753)	(15,720)

Cash flows from investing activities
Purchases of property and equipment	(3,932)	(2,493)
Net cash used in investing activities	(3,932)	(2,493)
Cash flows from financing activities
Proceeds from issuance of promissory note	250	—
Repayment of promissory note	(250)	—
Proceeds from at-the-market sales of common stock, net	1,882	2,114
Proceeds from exercise of common stock warrants	5	1,251
Proceeds from offerings of common stock and warrants, net	15,673	7,344
Proceeds from private placement of common stock and warrants, net	—	11,367
Proceeds from warrant inducement offering, net	3,972	—
Net cash provided by financing activities	21,532	22,076
Net increase in cash and cash equivalents	(6,153)	3,863
Cash and cash equivalents, at beginning of year	13,095	9,232
Cash and cash equivalents, at end of year	$6,942	$13,095

Supplemental disclosure:
Noncash investing and financing activities:
Initial recognition of warrant liabilities	$2,030	$—

Cash paid for:
Income taxes	$2	$2
Interest	$30	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

MODULAR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Modular Medical, Inc. (the “Company”) was incorporated in Nevada in October 1998 under the name Bear Lake Recreation, Inc. The Company had no material business operations until approximately 2017 when it acquired all of the issued and outstanding shares of Quasuras, Inc., a Delaware corporation (“Quasuras”), and changed its name from Bear Lake Recreation, Inc. to Modular Medical, Inc.

The Company is a commercial-stage medical device company focused on the design, development and commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of an innovative two-part patch pump, its initial product, the MODD1, the Company seeks to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care requiring considerable motivation that presently available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, the Company seeks to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets. In January 2024, the Company submitted a 510(k) premarket notification to the United States Food and Drug Administration (the “FDA”) for its initial product, the MODD1, and, in September 2024, the Company received FDA clearance to market and sell the MODD1 pump in the United States. In August 2025, the Company announced the first human use of the MODD1 pump delivering insulin to a human patient. In addition, in August 2025, the Company announced its next-generation patch pump, branded as Pivot. The Company submitted a 510(k) premarket notification to the FDA for its Pivot product in November 2025, and the Company received regulatory approval in April 2026. In June 2026, the Company announced commercial availability of its Pivot product and commenced initial shipments in the United States. The Company is actively working to i) expand commercial activities for its Pivot product across metropolitan markets, ii) obtain regulatory clearance to market and sell its Pivot product in foreign jurisdictions, iii) improve the manufacturability and usability of its Pivot product and iv) develop new pump products.

Liquidity and Going Concern

The Company does not currently have revenues to generate cash flows to cover operating expenses. Since its inception, the Company has incurred operating losses and negative cash flows in each year due to costs incurred in connection with its operations. The Company expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and commercialization of its products. The Company expects that its operating expenses will continue to increase, and, as a result, it will eventually need to generate significant revenue to achieve profitability. When considered with its current operating plan, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the consolidated financial statements as of and for the year ended March 31, 2026, expressed substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise additional capital, through the sale of additional equity or debt securities, to support its future operations. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its pump products, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product offering. If the Company is unable to secure additional capital, it may be required to curtail its product commercialization and research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

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

Reverse Stock Split

On March 30, 2026, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Nevada (the “Amendment”) to effect a one (1)-for-thirty (30) reverse stock split of the Company’s shares of common stock. Such Amendment and ratio were previously approved by a majority of the Company’s stockholders and by the board of directors.

MODULAR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

As a result of the reverse stock split, which was effective for trading purposes on March 31, 2026, every 30 shares of the Company’s pre-reverse split outstanding common stock and exchangeable shares were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of holders of common stock were not affected by the reverse stock split. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole share. All stock options and restricted stock units outstanding and common stock reserved for issuance under the Company’s equity incentive plan and warrants outstanding immediately prior to the reverse stock split were adjusted by dividing the number of affected shares of common stock by 30 and, as applicable, multiplying the exercise price by 30, as a result of the reverse stock split. All share and per-share amounts in these consolidated financial statements have been restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

Pre-launch Inventory

The Company capitalizes inventories produced in preparation for product launches when commercialization of the related products is deemed probable, risks and uncertainties regarding ultimate regulatory approval and market acceptance have been significantly reduced and the Company has determined it is probable that these capitalized costs will provide some future economic benefit in excess of capitalized costs. The determination to capitalize is based on the particular facts and circumstances including but not limited to factors such as uncertainties surrounding receipt and analysis of positive clinical trial results, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, all relevant communication with regulatory authorities during the regulatory application process, the status of the regulatory approval process, the Company’s historical experience with manufacturing and commercializing similar products and the relevant product candidate, existence of specific issues identified relating to safety, efficacy, manufacturing, marketing or labeling, shelf lives and anticipated volume, timing and estimated selling prices of future sales.

Capitalized pre-launch inventory, if any, is measured in accordance with ASC 330 at the lower of cost or net realizable value and is assessed each reporting period for impairment, including risks associated with delays in regulatory approval or changes in expected demand, with any write-downs recognized in earnings.

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

MODULAR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Stock-Based Compensation

The Company periodically issues stock options, restricted stock units and stock awards to employees and non-employees. The Company accounts for such awards based on FASB Accounting Standards Codification (“ASC”) Topic 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period, usually the vesting period. With respect to performance-based awards, the Company assesses the probability of achieving the requisite performance criteria before recognizing compensation expense. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing (“Black Scholes”) model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes model. The assumptions used in the Black-Scholes model could materially affect compensation expense recorded in future periods. The expected option term is computed using the “simplified” method as permitted under the provisions of ASC Topic 718. The Company uses the simplified method to calculate expected term of share options and similar instruments, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

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

The following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands):

	March 31,
	2026	2025
Options to purchase common stock	326	4,917
Unvested restricted stock units	1	104
Common stock purchase warrants	3,029	18,030
Total	3,356	23,051

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

MODULAR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures by providing information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The Company adopted ASU No. 2023-09 prospectively on March 31, 2025 for fiscal 2026. See Note 7 for additional information.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. The Company’s historical net operating loss and credit carryforwards may be adjusted by the federal and state tax authorities until the statute closes on the year in which such tax attributes are utilized.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended March 31, 2026 and 2025, the Company’s comprehensive loss was the same as its net loss.

Recently Adopted and Issued Accounting Pronouncements

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”), to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software. For all entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company early adopted ASU 2025-06 effective April 1, 2025 using the modified-transition approach, and the adoption did not have a material impact on the Company's consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (the “Update”), an amendment to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270 apply to all entities that provide interim financial statements and notes in accordance with GAAP. In addition, the amendments in this Update result in a comprehensive list of interim disclosures that are required by GAAP with the objective to provide clarity about the current requirements. The Update is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact that the Update will have on the presentation of its consolidated financial statements.

MODULAR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — CONSOLIDATED BALANCE SHEET DETAIL

	March 31,
	2026	2025
	(in thousands)
Prepaid and other current assets:

Prepaid expenses	$583	$352
Other receivables	17	70
	$600	$422

	March 31,
	2026	2025
	(in thousands)
Property and equipment, net:

Machinery and equipment	$8,499	$5,311
Computer equipment and software	55	66
Construction-in-process	1,462	685
Leasehold improvements	33	33
Office equipment	45	45
	10,094	6,140
Less: accumulated depreciation and amortization	(3,228)	(1,687)
	$6,866	$4,453

	March 31,
	2026	2025
	(in thousands)
Accrued expenses:
Accrued wages	$413	$391
Other	75	113
	$488	$504

NOTE 3 — LEASES

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

MODULAR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — LEASES (cont.)

Future minimum payments under the facility operating lease, as of March 31, 2026, are listed in the table below (in thousands).

Fiscal year ending March 31,

2027	$405
Total future lease payments	405
Less: Imputed interest	(12)
Present value of lease liabilities	$393

Cash paid for amounts included in the measurement of lease liabilities was approximately $470,000 and $452,000 for the years ended March 31, 2026 and 2025, respectively. Rent expense was approximately $449,000 for each of the years ended March 31, 2026 and 2025.

NOTE 4 — STOCKHOLDERS’ EQUITY

Reverse Stock Split

As disclosed in Note 1, effective March 31, 2026, the Company effected a 1-for-30 reverse stock split of its outstanding common stock.

Increase in Authorized Shares

On January 23, 2026, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation (the “Authorized Shares Amendment”) to increase the number of authorized shares of common stock from 100,000,000 shares to 250,000,000 shares. The Authorized Shares Amendment was filed with the Secretary of State of the State of Nevada and became effective on January 23, 2026.

ATM Offering

In November 2023, the Company entered into a Sales Agreement (the “ATM Agreement”) with Leerink Partners LLC (“Leerink”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock through an “at the market offering” program under which Leerink will act as sales agent or principal. The ATM Agreement provides that Leerink will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock under the ATM Agreement. The Company has no obligation to sell any shares under the ATM Agreement and may, at any time, suspend solicitation and offers under the ATM Agreement. During the twelve months ended March 31, 2026 and 2025, under the ATM Agreement, the Company sold 96,003 and 30,673 shares of common stock, respectively, for gross proceeds of $1,960,715 and $2,224,440.

March 2026 Public Offering

In March 2026, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (“Maxim”) and securities purchase agreements with multiple investors, relating to a best-efforts offering (the “March 2026 Offering”) of (i) 2,069,933 shares of common stock, par value $0.001 per share, (ii) pre-funded warrants to purchase 200,000 shares of common stock, and (iii) accompanying warrants exercisable to purchase up to 2,269,933 shares of common stock. The Company received gross proceeds of approximately $12 million from the March 2026 Offering, before deducting placement agent fees and offering expenses. Pursuant to the Placement Agency Agreement, the Company paid the Placement Agent a cash fee equal to 7% of the gross proceeds received from the March 2026 Offering and reimbursed the Placement Agent for its expenses incurred in an amount of $100,000.

MODULAR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — STOCKHOLDERS’ EQUITY (cont.)

The combined public offering price for each share of common stock, together with a common warrant to purchase one share of common stock, was $5.286. The combined public offering price of each pre-funded warrant, together with the accompanying common warrant, was $5.256, which equals the price at which one share of common stock and accompanying common warrant is sold in the March 2026 Offering minus $0.30, which is the per share exercise price of each pre-funded warrant. Each common warrant has an exercise price of $5.286 per share, will be exercisable immediately upon issuance and will expire on the fifth anniversary of the date of issuance. The March 2026 Offering closed on March 4, 2026.

December 2025 Offering

In December 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Newbridge Securities Corporation (“Newbridge”) relating to a firm commitment underwritten offering (the “Offering”) of (i) 405,766 shares of common stock, referred to as the “Firm Shares,” and (ii) accompanying warrants exercisable to purchase up to 202,883 shares of common stock referred to as the “Firm Warrants.” The Offering closed on December 11, 2025 (the “Closing Date”), and the net proceeds to the Company from the Offering were approximately $4.1 million, after deducting underwriting discounts and commissions and offering expenses. Pursuant to the Agreement, the Company paid Newbridge a cash fee equal to 7% of the gross proceeds received from the Offering and reimbursed Newbridge for its expenses in an amount of $85,000. In the Offering, each two shares of common stock were offered and sold together with one accompanying warrant at a combined price of $23.10, yielding an effective price of $11.40 per share and $0.30 per warrant. The Warrants have an exercise price of $13.50 per share, were exercisable immediately upon issuance, and expire five years following the date of issuance. Pursuant to the Underwriting Agreement, the Company granted to Newbridge a 30-day option (the “Over-allotment Option”) to purchase from the Company (i) up to an additional 60,865 shares of common stock, representing 15% of the Firm Shares sold in the Offering (the “Option Shares”), and/or (ii) additional Warrants to purchase up to 30,432 shares of common stock, representing 15% of the Firm Warrants (the “Over-allotment Warrants”) sold in the Offering, solely for the purpose of covering over-allotments of such securities. Newbridge exercised the Over-allotment Option in full, and, on December 22, 2025 (the “Over-Allotment Closing Date”), the Company issued the full amount of Option Shares and Over-allotment Warrants for net proceeds of approximately $0.7 million. As discussed in Note 5, the Firm Warrants and the Over-allotment Warrants had a total fair value at the dates of issuance of $1,781,699 and were accounted for as liabilities. The Company also agreed to issue to Newbridge on the Closing Date and each Over-allotment Option closing date, warrant (the “Underwriter Warrants”) for the purchase of a number of shares of common stock equal to an aggregate of 7% of the Firm Shares sold on the Closing Date (equal to 28,403 shares) and 7% of the Option Shares sold on each Over-allotment Option Closing Date (equal to 4,260 shares). The Underwriter Warrants have substantially the same terms as the Firm Warrants, except that the Underwriter Warrants have an exercise price of $13.86 per share, are not exercisable for 180 days from the Closing Date and will include piggyback registration rights that are triggered if there is not an effective registration statement covering all of the shares of common stock issuable upon exercise of the Underwriter Warrants. The Underwriter Warrants had a total fair value at the dates of issuance of $248,294 and were accounted for as liabilities (Note 5).

MODULAR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — STOCKHOLDERS’ EQUITY (cont.)

September 2025 Warrant Inducement Offering

In September 2025, the Company entered into inducement offer letter agreements (the “Inducement Letters”) with certain holders (the “Holders”) of warrants issued in May 2023 (the “2023 Warrants”) and in March 2025 (the “March 2025 Warrants,” and, collectively with the 2023 Warrants, the “Existing Warrants”) to purchase up to an aggregate of 216,824 shares of the Company’s common stock. Pursuant to the Inducement Letters, the Holders agreed to exercise for cash i) 2023 Warrants to purchase 63,390 shares of common stock with an original exercise price of $36.60 per share and ii) March 2025 Warrants to purchase 153,434 shares with an original exercise price of $33.60 per share at a reduced exercise price of $20.40 per share in consideration for the Company’s agreement to issue in a private placement new common stock purchase warrants to purchase an aggregate of 108,412 shares (the “September 2025 Warrants”). The September 2025 Warrants have an exercise price of $25.20 per share, were exercisable upon issuance and expire on the five-year anniversary of the date of issuance. The Company accounted for the issuance of the: i) shares of its common stock and ii) the September 2025 Warrants as a single equity transaction for gross proceeds of approximately $4.4 million. In relation to the warrant inducement offering, the Company engaged Newbridge as the servicing agent and paid a fee of $400,000 and expense reimbursement of $50,000.

March 2025 Private Placement

On March 20, 2025, the Company entered into securities purchase agreements (the “Purchase Agreements”) with investors (the Investors) for the private placement (the “Private Placement”) of 208,256 units (each a Unit), with each Unit consisting of (A) two shares of the Company’s common stock and (B) one warrant (a “Warrant”) to purchase one share of common stock, at an offering price of $57.60 per Unit. Certain affiliates, officers and directors of the Company purchased a total of 12,482 Units in the Private Placement. The common stock and the Warrants included in the Units and the common stock underlying the Warrants are collectively referred to herein as the “Securities.” The Private Placement closed on March 26, 2025 with aggregate gross proceeds totaling approximately $12 million, before deducting placement agent fees and other expenses. Concurrently with the Private Placement, the Company entered into a subscription agreement with a foreign investor pursuant to which the Company completed a direct private placement of 8,680 Units for additional aggregate gross proceeds of approximately $0.5 million on the same terms as the Private Placement.

The Warrants have an exercise price of $33.60 per share. Each Warrant is exercisable immediately and will expire four years from the date of issuance. The exercise price and number of shares of common stock issuable upon exercise of the warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock and the exercise price. Subject to limited exceptions, an Investor may not exercise any portion of its warrants to the extent that the Investor would beneficially own more than 4.99% (or, at the election of the holder prior to the date of issuance, 9.99%) of the Company’s outstanding common stock after exercise. In the event of certain fundamental transactions, the holder of the Warrants will have the right to receive the Black Scholes Value (as defined in the Warrants) of its Warrants calculated pursuant to a formula set forth in the Warrants, payable in cash.

Newbridge Securities Corporation (the “Placement Agent”) acted as the Company’s placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of February 10, 2025, between the Company and the Placement Agent, pursuant to which the Company paid the Placement Agent (i) a cash fee equal to 7.25% of the aggregate gross proceeds from the sale of the Securities in the Private Placement and (ii) reimbursement for certain of out-of-pocket expenses, including for reasonable expenses and legal fees of $50,000. In addition, the Company issued to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 29,155 shares of common stock (7.0% of the common stock sold in the Private Placement). The Placement Agent Warrants have substantially the same terms as the Warrants except the Placement Agent Warrants will have an exercise price equal to $42.00 per share (125% of the exercise price of the Warrants). The Placement Agent Warrants were exercisable six months from the date of issuance and expire on the fourth anniversary of the issuance date.

MODULAR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — STOCKHOLDERS’ EQUITY (cont.)

November 2024 Public Offering

In November 2024, the Company entered into an underwriting agreement (the “Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC (“Titan”), relating to a firm commitment underwritten offering (the “November 2024 Offering”) of 181,685 shares (the “Shares”) of common stock of the Company, at a public offering price of $45.00 per share. The November 2024 Offering closed on November 25, 2024 (the “Closing Date”), resulting in gross proceeds to the Company of approximately $8.2 million, before deducting underwriting discounts, commissions and offering expenses.

Pursuant to the Agreement, as partial compensation for its services, the Company issued to Titan on the Closing Date, warrants (the “Underwriter Warrants”) to purchase an aggregate of 12,718 shares of common stock. The Underwriter Warrants were exercisable, in whole or in part, commencing on May 21, 2025 and expire on November 25, 2029, at an exercise price per share of $56.25.

Issuances of Common Stock and Warrants

During the years ended March 31, 2026 and 2025, the Company issued 333 and 1,000 shares of common stock to service providers, respectively, with fair values of approximately $10,700 and $50,500, respectively.

The following table sets forth changes in the number of common stock purchase warrants outstanding during fiscal 2026 (share amounts in thousands):

Type	Number of Shares	Exercise Prices ($)	Expiration Dates
Balance as of March 31, 2025	619
Issuance of common stock warrants	108	25.20	September 2030
Issuance of common stock warrants	33	13.86	December 2030
Issuance of common stock warrants	233	13.50	December 2030
Issuance of common stock warrants	2,270	5.29	March 2031
Issuance of common stock warrants	200	0.03	—
Common stock warrants exercised	(18)	0.30	—
Common stock warrants exercised	(63)	39.60	May 2028
Common stock warrants exercised	(153)	36.60	March 2029
Balance as of March 31, 2026	3,229

As of March 31, 2026, the Company had the following equity-classified warrants outstanding (share amounts in thousands):

	Number of	Exercise	Expiration
Type	Shares	Prices ($)	Dates
Common stock	2,270	$5.29	March 2031
Common stock	108	25.20	September 2030
Common stock	33	13.86	December 2030
Common stock	233	13.50	December 2030
Common stock	13	56.25	November 2029
Common stock	64	33.60	March 2029
Common stock	29	42.00	March 2029
Common stock	200	0.03	—
Common stock	16	39.60	May 2027
	56	36.60	May 2028
Common stock	133	198.0	February 2027
Common stock	48	198.0	November 2027
Common stock	26	180.00	January 2027 - February 2027
Total	3,229

MODULAR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – WARRANTS CLASSIFIED AS LIABILITIES

In December 2025, as of the Closing Date and Over-Allotment Closing Date, the Company did not have adequate authorized shares of common stock to settle all of the Firm Warrants, the Over-allotment Warrants and the Underwriter Warrants (collectively, the “Offering Warrants”). Therefore, pursuant to ASC No. 480, the Company classified the Offering Warrants as liabilities in its consolidated balance sheet as of December 31, 2025. The classification of the Offering Warrants, including whether the Offering Warrants should be recorded as liabilities or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the consolidated statements of operations.

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

On January 23, 2026, the Company filed the Authorized Shares Amendment and increased its authorized shares such that the Company had adequate authorized shares to settle the Offering Warrants. Accordingly, the Company reclassified the Offering Warrants to equity effective January 23, 2026.

The fair values of the Offering Warrants at January 23, 2026, were determined using the Black Scholes model with the following assumptions: (i) expected term based on the remaining contractual terms, (ii) risk-free interest rate of 3.84%, which was based on a comparable US Treasury 5-year bond, (iii) expected volatility of 102.3% and (iv) an expected dividend of zero.

As of March 31, 2026, the Company had the following liability-classified warrants outstanding (amounts in thousands):

	Number of Warrants
	on Common Shares	Amount ($)
Balance as of March 31, 2025	—	—
Recognition of warrant liabilities	266	2,030
Loss on change in fair value of warrants	—	129
Balance as of December 31, 2025	266	2,159
Loss on change in fair value of warrants	—	705
Reclassification of warrant liabilities to equity	(266)	(2,864)
Balance as of March 31, 2026	—	—

NOTE 6 — STOCK-BASED COMPENSATION

Amended 2017 Equity Incentive Plan

In October 2017, the Company’s board of directors (the “Board”) approved the Amended and Restated 2017 Equity Incentive Plan, as amended (the “Plan”) with 33,334 shares of common stock reserved for issuance. In January 2020 and August 2021, the Board approved increases in the number of shares reserved for issuance under the Plan by 11,112 and 44,444 shares, respectively. In January 2023, February 2024, February 2025 and January 2026, the Company’s stockholders approved increases in the number of shares reserved for issuance under the Plan by an additional 66,667, 100,000, 100,000 and 100,000 shares, respectively. Under the Plan, eligible employees, directors and consultants may be granted a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards and restricted stock units (“RSUs”). The Plan is administered by the Board or, in the alternative, a committee designated by the Board.

Stock-Based Compensation Expense

Stock options granted by the Company generally vest over 36 months and have a 10-year term. As of March 31, 2026, the unamortized compensation cost related to stock options was approximately $1,174,000 and is expected to be recognized as expense over a weighted-average period of approximately 0.7 years.

MODULAR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — STOCK-BASED COMPENSATION (cont.)

In April 2025, under its Two-Part FDA Submission and Product Milestone Bonus Program (the “Program”), the Company granted stock options to purchase 64,700 shares of common stock, which are subject to vesting based upon achievement of two performance milestones by the Company and continued service by the optionee. The two performance milestones set forth under the Program were (i) submission of the 510(k) to the FDA for the Pivot pump product on or before October 31, 2025 (“Milestone 1”) and (ii) validation of the manufacturing line validated for the Pivot pump product with capacity to serve 6,000 patients by March 15, 2026 (“Milestone 2”). The Company commenced expense recognition upon grant for all option shares issued under the Program based on its assessment of the probability of achievement of the applicable performance requirements. During the quarter ended December 31, 2025, outstanding Milestone 1 options for 31,516 shares vested. On March 16, 2026, outstanding Milestone 2 options for 30,787 shares were canceled, as the Company did not meet the required performance milestone.

In February 2026, the Company granted a stock option to purchase 100,000 shares of common stock (the “Performance Award”) to a consultant, which is subject to vesting based upon achievement of a performance milestone by May 1, 2026. As of March 31, 2026, the Company had not commenced expense recognition for the Performance Award based on management’s assessment of the probability of achievement of the applicable performance requirements.

The weighted-average grant date fair values of stock options granted during the years ended March 31, 2026 and 2025 was $11.85 and $39.30, respectively. The following assumptions were used in the fair-value method calculations:

Year Ended March 31,
	2026	2025
Risk-free interest rates	3.63% – 4.14%	3.45% – 4.49%
Volatility	102% – 108%	107% – 123%
Expected life (years)	5.0 – 5.7	5.0 – 5.7
Dividend yield	—	—

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

The following table summarizes the activity in the shares available for grant under the Plan during the years ended March 31, 2026 and 2025:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price ($)
Balance at March 31, 2024	121,620	122,977	111.00
Additional shares authorized under the Plan	100,000	—	—
Options granted	(52,661)	52,661	46.50
Options exercised	—	(251)	32.40
Share awards	(516)	—	—
Options cancelled and returned to the Plan	11,485	(11,485)	46.50
Balance at March 31, 2025	179,928	163,902	95.10
Additional shares authorized under the Plan	100,000	—	—
Options granted	(215,364)	215,364	14.74
Reverse stock split adjustment	—	480	—
Share awards	(853)	—	—
Options cancelled and returned to the Plan	53,651	(53,651)	32.70
Balance at March 31, 2026	117,362	326,095	51.97

MODULAR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — STOCK-BASED COMPENSATION (cont.)

A summary of RSU activity under the Plan is presented below.

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	($)
Balance at March 31, 2024	6,250	0.91
Vested	(2,778)	0.91
Balance at March 31, 2025	3,472	0.91
Vested	(2,777)	0.91
Balance at March 31, 2026	695	0.91

The total intrinsic value of RSUs outstanding as of March 31, 2026 was approximately $3,670. The unamortized compensation cost at March 31, 2026 was approximately $20,000 related to RSUs and is expected to be recognized as expense over a period of approximately 0.25 years.

The following table summarizes the range of outstanding and exercisable options as of March 31, 2026:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
$5.40 – $68.40	279,520	8.71	24.88	149,897	37.04	958
$118.50 – $225.30	30,471	5.17	159.82	30,471	159.82	—
$258.30 – $531.00	16,104	5.23	317.72	16,104	317.72	—
$5.40 – $531.00	326,095	8.21	51.97	196,472	74.08	958

The intrinsic value per share is calculated as the excess of the closing price of the common stock on the Company’s principal trading market over the exercise price of the option at March 31, 2026.

NOTE 7 — INCOME TAXES

The income tax provision consisted of the following:

	Year Ended March 31,
	2026	2025
	(in thousands)
Current provision:
Federal	$—	$—
State	2	2
	2	2
Deferred provision:
Federal	—	—
State	—	—
	—	—
Total income tax provision	$2	$2

MODULAR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES (cont.)

A reconciliation of income taxes provided at the federal statutory rate to the actual income tax provision is as follows:

	Year Ended March 31,
	2026		2025
U.S. Federal Statutory Tax Rate	$(5,957)	21.0%	$(3,953)	21.0%
State Taxes, Net of Federal Benefit (1)	(1,808)	6.4%	(1,143)	6.1%
Tax Credits
Research & development tax credits	(970)	3.4%	(1,235)	6.6%
Nontaxable or Nondeductible Items, net:
Stock-based compensation	333	(1.2)%	383	(2.0)%
Revaluation gain/loss	175	(0.6)%	—	0.0%
Other adjustments	143	(0.5)%	12	(0.1)%
Change in Valuation Allowance	7,316	(25.8)%	5,567	(29.6)%
Changes in Unrecognized Tax Benefits	291	(1.0)%	370	(2.0)%
Other Reconciling Items	479	(1.7)%	1	0.0%
Total Tax Provision	$2	0.0%	$2	0.0%

(1) - State tax benefits in California made up the majority (greater than 50%) of the tax effect in this category.

The losses before income tax provision for the years ended March 31, 2026 and 2025 were solely attributable to US operations.

Significant components of the Company’s deferred tax assets and liabilities were (in thousands):

	March 31,
	2026	2025
Net operating loss carryforwards	$22,196	$14,343
Capitalized research and development expense	3,863	5,391
Stock-based compensation expense	1,298	1,267
Research and development tax credits	3,099	2,420
Lease liability	110	230
Reserves, accruals and other	176	82
Total gross deferred tax assets	30,742	23,733
Right-of-use asset	(102)	(215)
Property and equipment	(288)	(481)
Total deferred tax liabilities	(390)	(696)
Less: valuation allowance	(30,352)	(23,037)
Deferred tax assets, net	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at March 31, 2026 and 2025, will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at March 31, 2026 and 2025.

At March 31, 2026, the Company had net operating loss carryforwards (“NOLs”) of approximately $74,558,000 for federal income tax purposes and $93,561,000 for state income tax purposes. These NOLs are available to reduce future taxable income and will expire at various times from 2037 through 2046, except federal NOLs from fiscal 2018 and later, which will never expire.

The Company also had federal research and development tax credit carryforwards of approximately $3,218,000, which will begin expiring at various times from 2038 through 2046, and state research and development credits of approximately $1,531,000, which do not have an expiration date.

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

MODULAR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES (cont.)

The Company’s unrecognized tax benefits were as follows (in thousands):

	Year Ended March 31,
	2026	2025
Beginning balance	$1,104	$—
Additions based on tax positions related to the current year	321	405
Additions for tax positions of prior years	—	699
Ending balance	$1,425	1,104

There are no unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes. As of March 31, 2026, the Company had no accrual for interest and penalties related to unrecognized tax benefits. The Company does not expect any unrecognized tax benefits to be recognized within the next 12 months.

The Company files U.S. federal and various state income tax returns. The Company is not currently under audit by any taxing authorities. The federal and state income tax returns are generally subject to examination for tax years 2022 through 2025. The statute of limitations for U.S. net operating losses and research and development tax credit carryovers begin to toll in the year they are used; therefore, all carryovers are subject to examination.

The amount of income taxes paid by the Company were (in thousands):

	Year Ended March 31,
	2026	2025
Federal	$—	—
California	2	2
Other states	—	—
Total	$2	$2

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the years ended March 31, 2026 and 2025 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Purchase Obligations

The Company’s primary purchase obligations include purchase orders for machinery and equipment. At March 31, 2026, the Company had outstanding purchase orders for machinery and equipment and related expenditures of approximately $1,600,000. At March 31, 2026, the Company had outstanding purchase orders for supplies and inventory components of approximately $431,000.

MODULAR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — BUSINESS SEGMENTS, CONCENTRATIONS OF CREDIT RISKS AND SIGNIFICANT CUSTOMER

Segment Information

The Company determines its reporting units in accordance with ASC No. 280, Segment Reporting (“ASC 280”), as amended by ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Management evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

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

	Year Ended March 31,
	2026	2025
	(in thousands)
Research and development	$5,715	$4,090
Compensation	12,649	8,108
Stock-based compensation	1,778	2,385
Other operating expenses	7,418	4,465
Other income and expense	682	(224)
Net loss	$28,242	$18,824

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

The following table lists significant vendors that represented more than 10% of the Company’s total accounts payable balance at each respective balance sheet date:

	March 31,
	2026		2025
Vendor A	*	%	13%
Vendor B	*	%	12%
Vendor C	*	%	10%
Vendor D	15%		*
Vendor E	14%		*

*	Represents less than 10%

MODULAR MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — RELATED PARTY TRANSACTIONS

Offerings of Equity Securities

Manchester Management Company, LLC (“MMC”), as the general partner of Manchester Explorer, L.P. (“Explorer”), combined with the holdings of its affiliates, JEB Partners LP, James Besser and Morgan Frank, owned approximately 3.4% of the Company’s outstanding shares of common stock at March 31, 2026. Mr. Besser is the Company’s chief executive officer and a managing member of MMC. Mr. Frank is a member of the Board, and he serves as the portfolio manager of Explorer and as a managing member of MMC. In March 2025, Explorer purchased 260,416 units in the Private Placement for aggregate gross proceeds to the Company of $500,000. In addition, Mr. Besser purchased 78,125 units in the Private Placement for aggregate gross proceeds to the Company of approximately $150,000.

Two members of the Board purchased a total of 35,937 Units in the Private Placement for gross proceeds to the Company of $69,000.

Two members of the Board participated in the Offering and purchased 2,000 and 733 shares, respectively, and accompanying warrants for net proceeds to the Company of $46,200 and $16,940, respectively.

Promissory Note

In February 2026, the Company issued a promissory note (the “Bridge Note”) to Mr. Besser that provided the Company with a $350,000 revolving credit facility with all amounts being drawn down by the Company thereunder being due and payable, subject to acceleration in the event of a default, on March 25, 2026 (the “Maturity Date”). Interest at the rate of 12% was payable on each drawn down without regard to the draw down date or the date when interest is paid. The principal amount of the Bridge Note and interest due thereon was payable to Mr. Besser no later than the earlier of: (i) the Maturity Date and (ii) the date on which the Company has received proceeds in excess of $2,000,000 from a transaction or series of related transactions occurring prior to the Maturity Date, which such transactions constitute equity financings or other issuances of the Company’s equity securities. During the three months ended March 31, 2026, the Company made draws on the Bridge Note of $250,000 and incurred interest charges of $30,000. In March 2026, subsequent to the completion of the March 2026 Offering, the Bridge Note and accrued interest were paid in full.

Compensation

A family member of one of the Company’s executive officers was an employee of the Company until March 15, 2026. During the years ended March 31, 2026 and 2025, the Company paid the family member approximately $153,900 and $169,000, respectively, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of stock options granted during each period.

A second family member of one of the Company’s executive officers consulted with and became an employee of the Company during 2025. During the year ended March 31, 2026, the Company paid the family member approximately $66,600, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of stock options granted.

Royalty Agreement

In July 2017, the Company entered into a royalty agreement with its founder, who currently serves as an executive officer of the Company (the “Founder”). Pursuant to the agreement, the Founder assigned and transferred all of his rights in the intellectual property of Quasuras in return for future royalty payments on the Company’s product. The Company is obligated to make royalty payments under the agreement to the Founder on any sales of the royalty product sold or otherwise commercialized by the Company equal to (a) $0.75 on each sale of a royalty product or (b) 5% of the gross sale price of the royalty product, whichever is less. The royalty payments will cease, and the agreement will terminate, at such time as the total sum of royalty payments actually paid to the Founder, pursuant to the agreement, reaches $10,000,000. The Company has the option to terminate the agreement at any time upon payment, to the Founder, of the difference between total royalty payments actually made to him to date and the sum of $10,000,000. All payments of the royalties, if due, for the preceding quarter, will be made by the Company to the Founder within thirty days after the end of each calendar quarter.

NOTE 11 — SUBSEQUENT EVENTS

April 2026 Offering

On April 19, 2026, the Company entered into a placement agency agreement with Maxim relating to a registered direct offering (the “April 2026 Offering”) of 750,000 shares of the Company’s common stock. The gross proceeds to the Company from the April 2026 Offering were approximately $3,375,000, before deducting offering expenses. The April 2026 Offering closed on April 21, 2026.

ATM Agreement

On April 17, 2026, the ATM Agreement was terminated.

Maxim ATM Agreement

On April 23, 2026, the Company entered into a Sales Agreement (the “2026 ATM Agreement”) with Maxim under which the Company may offer and sell, from time to time at its sole discretion, up to $100,000,000 of shares of its common stock through an “at the market offering” program under which Maxim will act as sales agent or principal. The 2026 ATM Agreement provides that Maxim will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock under the 2026 ATM Agreement. The Company has no obligation to sell any shares under the 2026 ATM Agreement and may, at any time, suspend solicitation and offers under the 2026 ATM Agreement.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K. In making this assessment, we used the criteria based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2026.

Remediation of a Previously Reported Material Weakness in Internal Control Over Financial Reporting

As previously reported in our Form 10-Q for the period ended December 31, 2025, we identified a material weaknesses in our internal control over financial reporting. We did not design and maintain effective controls related to the accounting for the warrants issued in the public offering completed in December 2025. In response to this identified material weakness, our management, with the oversight of the Audit Committee of our board of directors, has been actively engaged in remediating the above material weakness. During the quarter ended March 31, 2026, we implemented remediation measures designed to remediate this material weakness, including:

●	Engaging external technical accounting specialists to assist management in evaluating the accounting for financing transactions involving warrants and similar financial instruments; and

●	Designing and implementing formal review and approval controls over management’s accounting analyses for such transactions, to be performed by personnel with the appropriate level of technical accounting knowledge, experience and training.

Management has concluded that the remediation measures described above related to the accounting for warrants, and similar financial instruments have been implemented, and operated effectively for a sufficient period of time for management to conclude, based on the results of our testing over the design and operating effectiveness of these controls, that the previously identified material weakness has been remediated as of March 31, 2026.

Changes in Internal Control over Financial Reporting

Except for the remediation measures described above, there were no additional changes in our internal controls over financial reporting during the fourth fiscal quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of our directors, executive officers and certain information about each of them are set forth below.

Name	Age	Position
James Besser	50	Chief Executive Officer
Paul DiPerna	67	President, Chief Financial Officer, Treasurer and Chairman of the Board of Directors
Kevin Schmid	67	Chief Operating Officer
Duane DeSisto(1)	71	Director
Steven Felsher(2)(3)	77	Director
Morgan C. Frank	54	Director
Jeffrey Goldberg(1) (3)	60	Director
Philip Sheibley(2)(3)	67	Director
Carmen Volkart(1)(2)	65	Director
Ellen O’Connor Vos	70	Director

(1)	Member of Compensation Committee

(2)	Member of Audit Committee
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

Jeffrey Goldberg. Mr. Goldberg was appointed to our board of directors in May 2025. He is an experienced executive who currently and in the past has served as a member and chair of the board of directors of multiple companies. In May 2026, Mr. Goldberg was appointed to the board of directors of Beasley Broadcast Group Inc., a Nasdaq-listed multiplatform media company providing advertising and digital marketing solutions across the United States. Since December 2023, he has served as a member of the board of directors of ATI Physical Therapy, Inc., a publicly-traded nationwide provider of physical therapy services. Mr. Goldberg also currently serves as a member of the board of directors of the following companies: Eating Recovery Centers/Pathlight, Lannett Company, Inc. and Banza. He earned his J.D. from UCLA School of Law and his A.B. with a concentration in Philosophy from Harvard College. The Board believes that Mr. Goldberg is qualified to serve on our board of directors because of his extensive leadership experience, including serving as a member and chair of the board of directors of a number of companies in the healthcare and technology industries.

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

Ellen O’Connor Vos. Ms. Vos has served as a member of the Board of Directors since May 2021 and served as our chief executive officer from August 2021 until February 23, 2022. Ms. Vos has served as a member of VosHealth LLC, a healthcare consultancy firm, since November 2020. Prior to that, she served as the president and chief executive officer of the Muscular Dystrophy Association from October 2017 to November 2020. Previously, Ms. Vos had been chief executive officer of ghg | greyhealth group from 1996 to 2017, and she has been a champion of using digital capabilities to improve the public health. Ms. Vos also serves on the board of OptimizeRX Corporation, a publicly-traded digital health company, and the Jed Foundation, a leading nonprofit dedicated to protecting the emotional health of college students, and was a founding board member of MMRF, a pioneering cancer research foundation. Ms. Vos holds a B.S. in nursing from Alfred University. We believe that Ms. Vos is qualified to serve on our board of directors because of her executive experience and extensive executive skills in digital marketing, commercialization and communications in the healthcare industry.

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

Compensation Committee

Our board of directors established the compensation committee (the “Compensation Committee”) for the purpose of reviewing, recommending and approving our compensation policies and benefits, including the compensation of all of our executive officers and directors. Mr. DeSisto, Ms. Volkart and Mr. Goldberg are the current members of the compensation committee, and Ms. Volkart serves as the chairperson. Each of our Compensation Committee members satisfies the “independence” requirements of the Nasdaq listing rules and meets the independence standards under Rule 10A-3 under the Exchange Act.

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

Nominating and Governance Committee

Our board of directors established the nominating and governance committee (the “Nominating and Governance Committee”) for the purpose of (i) carrying out the responsibilities delegated by the board of directors relating to our director nominations process, (ii) developing and assessing our corporate governance policies, (iii) reviewing our strategies, activities, and policies regarding environmental, social, and governance (“ESG”) matters and (iv) provide oversight for the evaluation of the performance of the board of directors and its committees. The Nominating and Governance Committee consists of Mr. Sheibley, Mr. Felsher and Mr. Goldberg, and Mr. Sheibley serves as the chairperson. Each of the members of our Nominating and Governance Committee satisfies the “independence” requirements of the Nasdaq listing rules and meets the independence standards under Rule 10A-3 under the Exchange Act. The responsibilities of our Nominating and Governance committee are more fully described in the Nominating and Governance Committee Charter adopted by our board of directors, a current copy of which can be found on the investors section of our website, www.modular-medical.com. The Nominating and Governance Committee will consider persons recommended by stockholders for inclusion as nominees for election to our board of directors if the information required by our bylaws is submitted in writing in a timely manner addressed and delivered to our secretary at the address of our executive offices. The Nominating and Governance Committee will identify and evaluate nominees for our board of directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our board of directors.

Director Independence

Our board of directors has determined that each of the current directors, with the exception of Mr. DiPerna and Mr. Frank, is “independent,” as defined by the listing rules of the NASDAQ Stock Market (“Nasdaq”) and the rules and regulations of the SEC. Our board of directors has standing audit, compensation and nominating and governance committees, each of which is comprised solely of independent directors in accordance with the Nasdaq listing rules.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2026, including those reports that we filed on behalf of our directors and executive officers, no director, executive officer, beneficial owner of more than 10% of the outstanding common stock, or any other person subject to Section 16 of the Exchange Act, failed to file with the SEC on a timely basis during fiscal 2026, except that:

●	Mr. DeSisto failed to timely file a Form 4 to report a stock option granted on March 31, 2026;

●	Mr. Felsher failed to timely file a Form 4 to report a stock option granted on March 31, 2026

●	Mr. Frank failed to timely file Form 4s to report stock options granted on September 30, 2025 and March 31, 2026;

●	Mr. Frank failed to timely file a Form 4 to report a stock option granted on March 31, 2026;

●	Mr. Goldberg failed to timely file Form 4s to report stock options granted on September 30, 2025 and March 31, 2026;

●	Mr. Sheibley failed to timely file a Form 4 to report a stock option granted on March 31, 2026;

●	Ms. Volkart failed to timely file a Form 4 to report a stock option granted on March 31, 2026; and

●	Ms. Vos failed to timely file a Form 4 to report a stock option granted on March 31, 2026.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information for fiscal 2026 and 2025 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
James E. Besser,	2026	—	—	46,999	—	—	46,999
Chief Executive Officer(2)	2025	—	—	—	—	—	—
Paul DiPerna,	2026	360,000	—	302,871	—	—	662,871
President, President
Chief Financial Officer, Treasurer and Chairman	2025	360,000	—	215,751	—	—	575,751
Kevin Schmid,	2026	300,000	—	75,718	—	—	375,718
Chief Operating Officer	2025	300,000	—	100,967	—	—	400,967

(1)	Award amounts reflect the aggregate grant date fair value with respect to awards granted, as determined pursuant to Financial Accounting Standards Board (“FASB”) ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in the notes to the consolidated financial statements included in item 8 of this Report. These amounts do not reflect actual compensation earned or to be earned by our named executive officers.
(2)	Mr. Besser is paid de minimis annual compensation of $1.00.

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information regarding outstanding equity awards held by our named executive officers as of March 31, 2026.

	Number of		Number of
	Securities		Securities
	Underlying		Underlying	Option
	Unexercised		Unexercised	Exercise	Option
	Options (#)		Options (#)	Price	Expiration
Name	Exercisable		Unexercisable	($)	Date(1)
James E. Besser	4,505	(2)	—	33.30	10/2/2033
	2,084	(3)	—	28.20	04/24/2035
Paul DiPerna	39	(4)	—	284.40	6/1/2030
	39	(5)	—	284.40	5/1/2030
	39	(6)	—	284.40	4/1/2030
	56	(7)	—	223.20	3/2/2030
	59	(8)	—	223.20	2/1/2030
	58	(9)	—	223.20	1/1/2030
	61	(10)	—	202.50	12/1/2029
	61	(11)	—	202.50	11/1/2029
	58	(12)	—	202.50	10/1/2029
	56	(13)	—	202.50	9/15/2029
	56	(14)	—	202.50	8/15/2029
	56	(15)	—	202.50	7/15/2029
	55	(16)	—	202.50	6/15/2029
	56	(17)	—	202.50	5/15/2029
	55	(18)	—	202.50	4/15/2029
	57	(18)	—	202.50	3/15/2029

	Number of		Number of
	Securities		Securities
	Underlying		Underlying		Option
	Unexercised		Unexercised		Exercise	Option
	Options (#)		Options (#)		Price	Expiration
Name	Exercisable		Unexercisable		($)	Date(1)
	55	(20)	—		202.50	2/15/2029
	54	(21)	—		202.50	1/15/2029
	60	(22)	—		202.50	12/15/2028
	60	(23)	—		202.50	11/15/2028
	201	(24)	—		59.40	10/15/2028
	201	(25)	—		59.40	09/15/2028
	201	(26)	—		59.40	08/15/2028
	3,334	(27)	—		202.50	11/25/2029
	1,500	(28)	—		127.20	4/14/2032
	1,620	(29)	47	(29)	49.50	4/3/2033
	3,004	(2)	—		33.30	10/2/2033
	2,130	(31)	1,204	(31)	45.60	4/8/2034
	1,952	(32)	—		51.30	8/22/2034
	6,667	(3)	—		28.20	4/24/2035
Kevin Schmid	5,834	(33)	—	(33)	127.20	7/21/2032
	3,241	(29)	93	(29)	45.00	4/3/2033
	1,252	(2)	—		33.30	10/2/2033
	1,065	(31)	602	(31)	45.60	4/8/2034
	814	(32)	—		51.30	8/22/2034
	1,667	(3)	—		28.20	4/24/2035

(1)	The standard option term is ten years, but all of the options expire automatically unless exercised within 90 days after the cessation of service as an employee, director or consultant.
(2)	The option was granted on October 2, 2023 and vested on January 19, 2024 upon our 510(k) premarket submission to the FDA for our initial pump product.
(3)	The option was granted on April 24, 2025 and vested upon our 510(k) premarket submission to the FDA for our Pivot pump product.
(4)	The option was granted on June 1, 2020, and the shares subject to this option were fully vested on the grant date.
(5)	The option was granted on May 1, 2020, and the shares subject to this option were fully vested on the grant date.
(6)	The option was granted on April 1, 2020, and the shares subject to this option were fully vested on the grant date.
(7)	The option was granted on March 2, 2020, and the shares subject to this option were fully vested on the grant date.
(8)	The option was granted on February 1, 2020, and the shares subject to this option were fully vested on the grant date.
(9)	The option was granted on January 1, 2020, and the shares subject to this option were fully vested on the grant date.
(10)	The option was granted on December 1, 2019, and the shares subject to this option were fully vested on the grant date.
(11)	The option was granted on November 1, 2019, and the shares subject to this option were fully vested on the grant date.
(12)	The option was granted on October 1, 2019, and the shares subject to this option were fully vested on the grant date.
(13)	The option was granted on September 15, 2019, and the shares subject to this option were fully vested on the grant date.
(14)	The option was granted on August 15, 2019, and the shares subject to this option were fully vested on the grant date.
(15)	The option was granted on July 15, 2019, and the shares subject to this option were fully vested on the grant date.
(16)	The option was granted on June 15, 2019, and the shares subject to this option were fully vested on the grant date.
(17)	The option was granted on May 15, 2019, and the shares subject to this option were fully vested on the grant date.
(18)	The option was granted on April 15, 2019, and the shares subject to this option were fully vested on the grant date.
(19)	The option was granted on March 15, 2019, and the shares subject to this option were fully vested on the grant date.
(20)	The option was granted on February 15, 2019, and the shares subject to this option were fully vested on the grant date.
(21)	The option was granted on January 15, 2019, and the shares subject to this option were fully vested on the grant date.
(22)	The option was granted on December 15, 2018, and the shares subject to this option were fully vested on the grant date.
(23)	The option was granted on November 15, 2018, and the shares subject to this option were fully vested on the grant date.
(24)	The option was granted on October 15, 2018, and the shares subject to this option were fully vested on the grant date.
(25)	The option was granted on September 15, 2018, and the shares subject to this option were fully vested on the grant date.
(26)	The option was granted on August 15, 2018, and the shares subject to this option were fully vested on the grant date.
(27)	The option was granted on November 25, 2019, and the shares subject to this option vested monthly over three years commencing January 1, 2020, subject to continued service as an employee, director or consultant.

(28)	The option was granted on April 14, 2022, and the shares subject to this option vest: i) one-third on the annual anniversary of the grant date and ii) the remaining two-thirds monthly over the next two years, subject to continued service as an employee, director or consultant
(29)	The option was granted on April 3, 2023, and the shares subject to this option vest: i) one-third on the annual anniversary of the grant date and ii) the remaining two-thirds monthly over the next two years subject to continued service as an employee, director or consultant.
(30)	The option was granted on October 2, 2023, and the shares subject to this option vested in January 2024 upon the Company’s 510(k) premarket submission to the U.S. Food and Drug Administration (“FDA”) for its initial pump product.
(31)	The option was granted on April 8, 2024, and the shares subject to this option vest: i) one-third on the annual anniversary of the grant date and ii) the remaining two-thirds vest over the next two years subject to continued service as an employee, director or consultant.
(32)	The option was granted on August 22, 2024, and the shares subject to this option vested in September 2024 upon the Company’s receipt of clearance from the FDA for its MODD1 product.
(33)	The option was granted on July 21, 2022, and the shares subject to this option vest: i) one-third on the annual anniversary of the grant date and ii) the remaining two-thirds monthly over the next two years subject to continued service as an employee, director or consultant.

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

The DiPerna Agreement provides benefits that are intended to encourage the continued dedication of Mr. DiPerna and to mitigate potential disincentives to the consideration of a transaction that would result in a change in control, particularly where the services of Mr. DiPerna may not be required by a potential acquirer. Mr. DiPerna will receive change of control payments and benefits in accordance with the terms and conditions of the DiPerna Agreement. The DiPerna Agreement provides for benefits for Mr. DiPErna in the event of a “Change of Control,” which is generally defined as: the removal of Mr. DiPerna as an executive and chair of our board of directors as the result of the occurrence of any of the following events:

●	the sale, lease, conveyance or other disposition of all or substantially all of our assets as an entirety or substantially as an entirety to any person, entity or group of persons acting in concert; (B) any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended), other than any then currently existing shareholder as of the Change of Control date, becoming the “beneficial owner,’’ as defined in Rule 13d-3 under said act, directly or indirectly, of securities of the Company representing 50% or more of the total voting power represented by our then outstanding voting securities but in no event shall the completion of an offering (i) of our common stock pursuant to a registration statement filed with the Securities and Exchange Commission in our initial public offering or (ii) a private offering of shares of the capital stock of us constitute a Change of Control; or

●	a merger or consolidation of us with any other corporation or not affiliated with any currently existing shareholder, other than a merger or consolidation, which would result in the voting securities of us outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of us or such surviving entity outstanding immediately after such merger or consolidation.

If a change of control occurred on March 31, 2026, under the DiPerna Agreement, Mr. DiPerna would be entitled to the following:

●	payment of a lump sum of $360,000 within 60 days of the time at which such Change of Control takes place.

●	accelerated vesting of 1,251 shares of common stock under unvested stock options. The value of the shares subject to accelerated vesting is calculated as the intrinsic value per share multiplied by the number of shares that would become fully vested upon a change of control. The intrinsic value per share would be calculated as the excess of the closing price of the common stock of $4.55 on the Nasdaq Capital Market on March 31, 2026 over the exercise price of the option. As of March 31, 2026, the shares subject to accelerated vesting had no intrinsic value.

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

In addition, under the Director Plan, each director receives an annual service equity award of $100,000 paid in quarterly installments in either options to purchase shares of our common stock or shares of our common stock, as directed by each director based on an annual election. In July 2022, the Board amended the Director Plan to provide that a minimum price of $300.00 per share of common stock would be used to calculate the number of shares subject to options or share awards.

The following table summarizes the compensation earned by our non-employee directors in fiscal 2026:

Name	Fee Compensation ($)	Option Awards ($)(1)(2)	All Other Compensation ($)(1)(3)	Total ($)
Duane DeSisto	30,000	—	4,728	34,728
Steven Felsher	—	11,032	1,419	12,451
Morgan Frank	—	13,789	—	13,789
Jeffrey Goldberg	21,497	8,792	—	30,289
Philip Sheibley	30,000	11,032	—	41,032
Carmen Volkart	—	—	5,906	5,906
Ellen O’Connor Vos	25,000	11,032	—	36,032

(1)	Award amounts reflect the aggregate grant date fair value with respect to awards granted, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of option awards are set forth in the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These amounts do not reflect actual compensation earned or to be earned by our directors.
(2)	As of March 31, 2026, our non-employee directors each held outstanding options to purchase the following number of shares of our common stock: Steven Felsher, 5,271; Morgan Frank, 8,427; Jeffrey Goldberg, 860; Philip Sheibley, 2,556; Carmen Volkart, 6,021, Ellen O’Connor Vos, 7,535.
(3)	Represents stock awards under the Director Plan; we calculated the estimated fair value of the stock awards issued using the closing price per share of our common stock on the day prior to the grant date in accordance with the Director Plan.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 1, 2026 concerning the ownership of our common stock by:

●	each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock (currently our only class of voting securities);

●	each of our directors;

●	each of our executive officers; and

●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act, and includes all shares over which the beneficial owner exercises voting or investment power. Shares that are issuable upon the exercise of options, warrants and other rights to acquire common stock that are presently exercisable or exercisable within 60 days of June 1, 2026 are reflected in a separate column in the table below. These shares are taken into account in the calculation of the total number of shares beneficially owned by a particular holder and the total number of shares outstanding for the purpose of calculating percentage ownership of the particular holder. We have relied on information supplied by our officers, directors and certain stockholders and on information contained in filings with the SEC. Except as otherwise indicated, and subject to community property laws where applicable, we believe, based on information provided by these persons, that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 5,411,160 shares of common stock outstanding as of June 1, 2026.

Unless otherwise stated, the business address of each of our directors and executive officers listed in the table is 10740 Thornmint Road, San Diego, California 92127.

	Number of Shares Beneficially Owned (Excluding Outstanding Equity Awards and		Number of Shares Issuable on Exercise of Outstanding Equity Awards and	Percent of
Name and principal position	Warrants)(1)		Warrants(2)	Class
JEB Partners, L.P	11,014	(3)	11,014	*
Manchester Explorer, L.P	126,851	(4)	30,463	2.89
Manchester Management Company, LLC	137,865	(5)	30,463	3.09
AWM Investment Company	366,666	(6)	233,834	9.99
Pathfinder Asset Management Ltd	299,775	(7)	—	5.54
Solas Capital Management, LLC	288,095	(8)	176,755	8.32
Directors and Officers:
James Besser	14,066	(9)	9,192	*
Paul DiPerna	85,119	(10)	23,310	2.00
Kevin Schmid	—		14,151	*
Duane DeSisto	7,774		2,556	*
Steven Felsher	8,464		5,271	*
Morgan C. Frank	6,874	(11)	695	*
Philip Sheibley	3,250		8,427	*
Carmen Volkart	715		6,021	*
Ellen O’Connor Vos	617		7,535	*
Jeffrey Goldberg	—		860	*
All current directors and executive officers as a group (10 persons)	126,879		78,018	3.78

*	Represents holdings of less than 1%
(1)	Excludes shares subject to outstanding options, restricted stock units and warrants to acquire common stock that are exercisable within 60 days of June 1, 2026.

(2)	Represents the number of shares subject to outstanding options, restricted stock units and warrants to acquire common stock that are exercisable within 60 days of June 1, 2026.
(3)	Includes 11,014 shares directly held by JEB Partners, L.P., of which: (a) 8,417 shares were purchased in a private placement in 2017 (the “2017 Placement”); (b) 1,777 shares were purchased in a private placement in 2018 (the “2018 Placement”) and (c) 387 shares were purchased in a private placement in 2020 (the “2020 Placement”) and (d) 433 shares were purchased in the open market.
(4)	Includes 126,851 shares directly held by Manchester Explorer, L.P. of which: (a) 50,505 shares were purchased in the 2017 Placement, (b) 5,234 shares were purchased in the 2018 Placement, (c) 387 were purchased in the 2020 Placement, (d) 10,000 shares were purchased in a public offering in February 2022, (e) 7,809 shares were acquired upon the conversion of a convertible note in February 2022, (f) 30,000 shares were purchased in our February 2024 public offering, (g) 5,555 shares purchased in a public offering in November 2024 and (h) 17,361 shares purchased in a private placement in March 2025 (the “2025 Placement”); (iii) 11,016 shares held by JEB Partners, L.P. of which (a) 8,417 shares were purchased in the 2017 Placement, (b) 1,777 shares were purchased in the 2018 Placement and (c) 387 shares were purchased in the 2020 Placement; and (iv) 6,874 shares held by Mr. Frank, which shares were received upon our acquisition of Quasuras in exchange for Mr. Frank’s shares of Quasuras. Mr. Besser, as the managing member, and Mr. Frank, as the portfolio manager and consultant of Manchester Management Company, LLC, (“MMC”) the general partner of Manchester Explorer, L.P. and JEB Partners, L. P., have shared voting and dispositive power over shares held by Manchester Explorer, L.P. and JEB Partners, L.P. The address for Manchester Explorer, L.P is 2 Calle Candina, No. 1701, San Juan, Puerto Rico 00907.
(5)	Includes 126,851 shares directly held by Manchester Explorer, L.P. and 11,014 shares held by JEB Partners, L.P. Mr. Besser, as the managing member, and Mr. Frank, as the portfolio manager and consultant of MMC and JEB Partners, L. P., have shared voting and dispositive power over shares held by Manchester Explorer, L.P. and JEB Partners, L.P. The address for MMC, JEB Partners, L.P., and Manchester Explorer, L.P is 2 Calle Candina, No. 1701, San Juan, Puerto Rico 00907.
(6)	Based on information reported on a Schedule 13G filed with the SEC on May 4, 2026 by AWM Investment Company, Inc. AWM), which is the investment adviser to Special Situations Cayman Fund, L.P. (“SSCF”), Special Situations Fund III QP, L.P. (“SSFQP”), Special Situations Private Equity Fund, L.P. (“SSPE”) and Special Situations Life Sciences Fund, L.P. (“SSLS”). David M. Greenhouse (“Greenhouse”) and Adam C. Stettner (“Stettner”) are members of: SSCayman, L.L.C. (“SSCAY”), the general partner of SSCF; MGP Advisers Limited Partnership (“MGP”), the general partner of SSFQP; MG Advisers, L.L.C. (“MG”), the general partner of SSPE and LS Advisers, L.L.C. (“LS”). Greenhouse and Stettner are also controlling principals of AWM. As the investment adviser to the Funds, AWM holds sole voting power over 55,186 Shares, 1,003 pre-funded warrants and 85,288 warrants to purchase 85,288 shares held by SSCF; 189,258 shares, 103,231 pre-funded warrants and 292,490 warrants to purchase 292,490 shares held by SSFQP; 61,111 shares, 33,333 pre-funded warrants and 110,894 warrants to purchase 110,894 Shares of Common Stock held by SSPE; and 61,111 Shares, 33,333 pre-funded warrants and 94,444 warrants to purchase 94,444 shares held by SSLS. AWM is the investment adviser to each of the Funds. AWM holds sole investment power over 55,186 shares, 30,102 pre-funded warrants and 85,288 pre-split warrants to purchase 85,288 Shares held by SSCF; 189,258 Shares, 103,231 pre-funded warrants and 292,490 warrants to purchase 292,490 Shares held by SSFQP; 61,111 Shares, 33,333 pre-funded warrants and 110,8943 pre-split warrants to purchase 110,894 shares held by SSPE; and 61,111 Shares, 33,333 pre-funded warrants and 94,4444 pre-split warrants to purchase 94,444 shares held by SSLS. The principal business address for AWM, SSCF, SSFQP, SSPE, SSLS, Greenhouse and Stettner is 527 Madison Avenue, Suite 2600, New York, NY 10022.
(7)	Based on information reported on a Schedule 13G filed with the SEC on March 23, 2026 by Pathfinder Asset Management Ltd (“Pathfinder”). The principal business address for Pathfinder is 1450 - 1066 West Hastings St., Vancouver, BC, V6E 3X1, Canada.
(8)	Based on information reported on a Schedule 13G filed with the SEC on May 15, 2026 by Solas Capital Management, LLC (“Solas”). Solas serves as the investment manager to two private funds (“Funds”) and as sub-adviser to another private fund (“Other Fund”), which hold securities for the benefit of their investors, and Mr. Frederick Tucker Golden, as portfolio manager of Solas, with the power to exercise investment and voting discretion, may be deemed to be the beneficial owner of all shares of Common Stock held by the Funds and by the Other Fund. Each of the Funds expressly disclaims beneficial ownership over any of our shares of common stock. The address for Solas is 1063 Post Road, 2nd Floor, Darien, CT 06820.
(9)	Includes 14,066 shares directly held by Mr. Besser, of which: (a) 2,009 shares were received in exchange for Mr. Besser’s shares as a result of our acquisition of Quasuras; (b) 987 shares were purchased in a private placement in 2018 (the “2018 Placement”) and (c) 1,161 shares were purchased in a private placement in the 2020 Placement, (d) 4,700 shares were purchased in the open market and (e) 5,208 shares were purchased in the 2025 Placement. The address for Mr. Besser is c/o MMC, 2 Calle Candina, No. 1701, San Juan, Puerto Rico 00907.
(10)	Includes (i) 66,666 shares directly held by the Paul DiPerna Irrevocable Trust, (ii) 11,111 shares directly held by Mr. DiPerna’s adult daughters, Kelsie DiPerna and Alaria DiPerna, which shares Mr. DiPerna has sole voting power over; (iii) 6,930 shares directly held by the Paul DiPerna Trust, of which 3,367 shares were purchased in the 2017 Placement and 780 shares were acquired upon the conversion off a convertible note in February 2022 and (iv) 411 shares held by Mr. DiPerna. The 66,666 shares held by the Paul DiPerna Irrevocable Trust, 11,111 shares held by Mr. DiPerna’s adult daughters and 2,449 shares held by the Paul DiPerna Trust that were issued in 2017 to Mr. DiPerna transferred to such persons in December 2020 by Mr. DiPerna. Mr. DiPerna is the chairman of our board of directors, and also serves as our president, chief financial officer and treasurer. Mr. DiPerna is the trustee of both the Paul DiPerna Irrevocable Trust and the Paul DiPerna Trust.

(11)	Includes 6,874 shares directly held by Mr. Frank, of which: (a) 2,009 shares were received in exchange for Mr. Frank’s shares as a result of our acquisition of Quasuras and (b) 4,865 shares were purchased in the open market. The address for Mr. Frank is c/o MMC, 2 Calle Candina, No. 1701, San Juan, Puerto Rico 00907.

Changes in Control

We are not aware of any arrangement that may result in a “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The following table shows the number of securities to be issued upon exercise or vesting of outstanding equity awards under the 2017 Plan as of March 31, 2026.

	Number of securities to be issued upon exercise or vesting of outstanding equity awards (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans not approved by security holders	326,095	$51.97	117,362

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Below we describe any transactions to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, director nominees, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest since April 1, 2024. In accordance with the Audit Committee Charter, our Audit Committee is responsible for reviewing and approving all related party transactions.

Offerings of Equity Securities

Manchester Management Company, LLC (“MMC”), as the general partner of Manchester Explorer, L.P. (“Explorer”), combined with the holdings of its affiliates, JEB Partners LP, James Besser and Morgan Frank, owned approximately 3.4% of our outstanding shares of common stock at March 31, 2026. Mr. Besser is our chief executive officer and a managing member of MMC. Mr. Frank is a member of our Board, and he serves as the portfolio manager of Explorer and as a managing member of MMC. In March 2025, we completed a private placement of units, consisting of shares of common stock and common stock purchase warrants (the “2025 Placement”), and Explorer purchased 260,416 units in the 2025 Placement for aggregate gross proceeds to us of $500,000. In addition, Mr. Besser purchased 78,125 units in the 2025 Placement for aggregate gross proceeds to us of approximately $150,000.

Two members of the Board purchased a total of 35,937 units in the 2025 Placement for gross proceeds to us of $69,000.

Two members of the Board participated in a confidentially marketed placement offering of our common stock and common stock purchase warrants in December 2025 and purchased 2,000 and 737 shares, respectively, and accompanying warrants for net proceeds to us of $46,200 and $16,940, respectively.

Promissory Note

In February 2026, we issued a secured promissory note (the “Bridge Note”) to Mr. Besser that provided us with a $350,000 revolving credit facility with all amounts being drawn down by us thereunder being due and payable, subject to acceleration in the event of a default, on March 25, 2026 (the “Maturity Date”). Interest at the rate of 12% was payable on each drawn down without regard to the draw down date or the date when interest is paid. The principal amount of the Bridge Note and interest due thereon was payable to Mr. Besser no later than the earlier of: (i) the Maturity Date and (ii) the date on which we have received proceeds in excess of $2,000,000 from a transaction or series of related transactions occurring prior to the Maturity Date, which such transactions constitute equity financings or other issuances of the Company’s equity securities. During the three months ended March 31, 2026, we made draws on the Bridge Note of $250,000 and incurred interest charges of $30,000. In March 2026, subsequent to the completion of the March 2026 Offering, the Bridge Note and accrued interest were paid in full.

Compensation

A daughter of Mr. DiPerna was an employee of ours until March 15, 2026, and, during the years ended March 31, 2026 and 2025, we paid her approximately $153,900 and $169,000, respectively, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of any stock options granted during each period.

Another daughter of Mr. DiPerna’s consulted with us and became an employee during 2025. During the year ended March 31, 2026, we paid the family member approximately $66,600, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of stock options granted during fiscal 2026.

See “Management” above for other related-party transactions involving our executive officers and directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees billed to us by Farber Hass Hurley LLP, or Farber, our independent registered public accounting firm, for the audit of our consolidated financial statements and other services provided (in thousands).

	Year ended March 31,
	2026	2025
Audit fees(1)	$102	$94
Audit-related fees(2)	30	16
Total(3)	$132	$110

(1)	Audit fees consisted of fees for professional services rendered for the audit of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements.
(2)	Audit-related fees consisted of fees for services related to our filing of SEC registration statements and sales of our securities under registration statements.
(3)	Farber did not provide any non-audit or other services other than those reported under “Audit fees” and “Audit-related fees.”

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

(c)	Exhibits:

Required exhibits are incorporated by reference or are filed with this Report.

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1**	Sales Agreement, dated as of November 22, 2023, between Modular Medical, Inc. and Leerink Partners LLC	8-K	1.1	11/22/2023
1.2	Underwriting Agreement dated as of December 10, 2025 between Modular Medical, Inc. and Newbridge Securities Corp.	8-K	1.1	12/11/2025
1.3	Form of Placement Agency Agreement	S-1	1.1	02/27/2026
2.1**	Reorganization and Share Exchange Agreement dated as of July 24, 2017, by and among Modular Medical, Inc., Quasuras, Inc., Paul DiPerna and the other stockholders of Quasuras, Inc.	8-K	2.1	07/28/2017
2.2	Addendum No. 1 to Reorganization and Share Exchange Agreement dated as of July 24, 2017, by and among Modular Medical, Inc., Quasuras, Inc., Paul DiPerna and the other Stockholders of Quasuras, Inc. dated May 3, 2021	8-K	2.2	05/12/2021
3.1	Third Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on June 27, 2017	8-K	3.1	06/29/2017
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on November 24, 2021	8-K	3.1	12/01/2021
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on February 15, 2024	8-K	3.1	02/15/2024
3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on January 23, 2026	8-K	3.1	01/23/2026
3.5	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on March 30, 2026	8-K		03/31/2026
3.6	Amended Bylaws	10-SB	3.2	03/08/2002
4.1*	Amended and Restated 2017 Equity Incentive Plan, as amended				X
4.2	Form of Warrant to Purchase Common Stock dated February 14, 2022	8-K	4.1	02/14/2022
4.3	Form of Pre-Funded Warrant to Purchase Common Stock dated May 2, 2022	8-K	4.1	05/05/2022
4.4	Form of Private Placement Warrant dated May 2, 2022	8-K	4.2	05/05/2022
4.5	Form of Investor Warrant dated May 2, 2022	S-1/A	4.5	05/05/2023
4.6	Form of Underwriter’s Warrant dated May 2, 2022	S-1/A	4.6	05/05/2023
4.7	Description of Securities of Modular Medical, Inc.	10-K	4.7	06/26/2023
4.8**	Underwriting Agreement, dated as of November 21, 2024, between Modular Medical, Inc. and Titan Partners Group LLC	8-K	1.1	11/25/2024
4.9	Form of Underwriter Warrant dated November 25, 2024	8-K	4.1	11/25/2024
4.10	Form of Investor Common Stock Purchase Warrant dated March 26, 2025	8-K	4.1	03/26/2025
4.11	Form of Placement Agent Warrant dated March 26, 2025	8-K	4.2	03/26/2025
4.12	Form of Common Stock Purchase Warrant	8-K	4.1	09/23/2025
4.13	Form of Warrant	8-K	4.1	12/11/2025
4.14	Form of Underwriter Warrant	8-K	4.2	12/11/2025
4.15	Promissory Note dated February 23, 2026	8-K	10.27	02/24/2026

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.16	Form of Common Warrant	S-1	4.14	02/27/2026
4.17	Form of Pre-funded Warrant	S-1	4.15	02/27/2026
10.1*	Employment Agreement dated August 1, 2018, by and between Modular Medical, Inc. and Paul DiPerna	S-1	10.4	06/27/2019
10.2	Intellectual Property Assignment Agreement dated July 24, 2017, by and between Modular Medical, Inc., Quasuras, Inc. and Paul DiPerna	8-K	10.3	07/28/2017
10.3*	Technology Royalty Agreement dated as of July 24, 2017, by and between Modular Medical, Inc., Quasuras, Inc. and Paul DiPerna	8-K	10.4	07/28/2017
10.4	Standard Industrial/Commercial Agreement between Modular Medical, Inc. and Michael Summers dated January 5, 2023	S-1	10.28	04/24/2023
10.5*	Form of Indemnification Agreement between Modular Medical, Inc. and each of its directors and officers used from January 23, 2020	10-Q	10.15	02/13/2020
10.6*	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 2017 Equity Incentive Plan, as amended	10-Q	10.16	02/13/2020
10.7*	First Amendment to the Employment Agreement between Modular Medical, Inc. and Paul DiPerna effective as of May 12, 2020	8-K	10.18	05/27/2020
10.8*	Second Amendment to Employment Agreement between Modular Medical, Inc. and Paul DiPerna effective as of July 1, 2020	10-Q	10.20	08/12/2020
10.9*	Third Amendment to Employment Agreement between Modular Medical, Inc. and Paul DiPerna effective as of April 8, 2024	8-K	10.1	04/10/2024
10.10	Form of Convertible Promissory Note issued in the 2021 Private Placement	8-K	10.21	05/12/2021
10.11	Form of Common Stock Purchase Warrant issued in the 2021 Private Placement	8-K	10.22	05/12/2021
10.12	Warrant Agency Agreement between Modular Medical, Inc. and Colonial Stock Transfer Company, Inc. dated February 14, 2022	8-K	10.1	02/14/2022
10.13	Form of Warrant Omnibus Amendment Agreement	S-1/A	10.31	02/07/2022
10.14*	Severance and Release Agreement between Modular Medical, Inc. and Ellen O’Connor Vos dated February 23, 2022	S-1	10.33	07/06/2022
10.15*	Offer Letter Agreement between Modular Medical, Inc. and Kevin Schmid dated July 13, 2022	8-K	10.1	07/26/2022
10.16*	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Amended and Restated Modular Medical, Inc. 2017 Equity Incentive Plan, as amended	10-Q	4.11	08/14/2023
10.17	Form of Warrant Agency Agreement	S-1/A	10.29	05/05/2023
10.18*	Modular Medical, Inc. Two-Part FDA Submission and Clearance Milestone Bonus Program	8-K	10.1	10/05/2023
10.19**	Form of Securities Purchase Agreement dated March 26, 2025	8-K	10.1	03/26/2025
10.20**	Form of Subscription Agreement dated March 25, 2025	8-K	10.2	03/26/2025
10.21	Form of 2023 Inducement Letter	8-K	10.1	09/23/2025
10.22	Form of 2025 Inducement Letter	8-K	10.2	09/23/2025
10.23**	Form of Securities Purchase Agreement	S-1	10.13	02/27/2026
10.24	Form of Warrant Agency Agreement	S-1	10.14	02/27/2026
14.1	Code of Business Conduct and Ethics	10-K	14.1	06/20/2025
19.1	Insider Trading Compliance Program	10-K	19.1	06/20/2025

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
21.1	Sole Subsidiary of Modular Medical, Inc. (as disclosed in the Notes to Consolidated Financial Statements as of March 31, 2026 in Item 8 of this Report)				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (see signature page of this Report)				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Compensation Recovery Policy	10-K	97.1	06/21/2024
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase X Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	Indicates a management contract or compensatory plan or arrangement.
**	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Modular Medical, Inc. hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2026.

MODULAR MEDICAL, INC.

By:	/s/ James E. Besser
James E. Besser
Chief Executive Officer,
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James E. Besser and Paul DiPerna as her/his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for her and him and in her or his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James E. Besser	Chief Executive Officer	June 29, 2026
James E. Besser	(Principal Executive Officer)

/s/ Paul DiPerna	Chairman, President and Chief Financial Officer	June 29, 2026
Paul DiPerna	(Principal Financial and Accounting Officer)

/s/ Duane DeSisto	Director	June 29, 2026
Duane DeSisto

/s/ Steven Felsher	Director	June 29, 2026
Steven Felsher

/s/ Morgan C. Frank	Director	June 29, 2026
Morgan C. Frank

/s/ Jeffrey Goldberg	Director	June 29, 2026
Jeffrey Goldberg

/s/ Philip Sheibley	Director	June 29, 2026
Philip Sheibley

/s/ Carmen Volkart	Director	June 29, 2026
Carmen Volkart

/s/ Ellen O’Connor Vos	Director	June 29, 2026
Ellen O’Connor Vos