Form 10-Q
period 2026-06-30
Modular Medical, Inc.
filed 2026-08-14
CIK 1074871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 8,150,823 as of August 14, 2026.

MODULAR MEDICAL, INC.

FORM 10-Q

JUNE 30, 2026

i

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Modular Medical, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2026 (Unaudited)	March 31, 2026
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,920	$6,942
Prepaid expenses and other	925	600
TOTAL CURRENT ASSETS	4,845	7,542

Property and equipment, net	7,090	6,866
Right of use asset, net	257	363
Other assets	61	61
TOTAL ASSETS	$12,253	$14,832

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$604	$992
Accrued expenses	607	488
Short-term lease liabilities	278	393
TOTAL CURRENT LIABILITIES	1,489	1,873

TOTAL LIABILITIES	1,489	1,873

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 250,000 shares authorized; 5,571 and 4,661 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	6	5
Additional paid-in capital	130,111	125,949
Common stock issuable	128	—
Accumulated deficit	(119,481)	(112,995)
TOTAL STOCKHOLDERS’ EQUITY	10,764	12,959
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,253	$14,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2026	2025
Operating expenses
Research and development	$4,371	$5,134
Selling, general and administrative	2,167	1,670
Total operating expenses	6,538	6,804
Loss from operations	(6,538)	(6,804)

Other income	52	102

Net loss	$(6,486)	$(6,702)

Net loss per share
Basic and diluted	$(1.19)	$(3.70)

Shares used in computing net loss per share
Basic and diluted	5,452	1,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)

	Common Stock		Issuable Shares		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2026	4,661	$5	—	$—	$125,949	$(112,995)	$12,959
Shares issued for services	2	—	—	—	7	—	7
At-the-market sales of stock, net	157	—	29	128	700	—	828
Issuance of common stock in registered direct offering, net	750	1	—	—	2,963	—	2,964
Reversal of offering expense overpayment	—	—	—	—	45	—	45
Issuances under equity incentive plan	1	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	446	—	446
Net loss	—	—	—	—	—	(6,486)	(6,486)
Balance as of June 30, 2026	5,571	$6	$29	128	130,111	$(119,481)	$10,764

	Common Stock		Issuable Shares		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	1,790	$2	—	—	$101,828	$(84,753)	$17,077
Shares issued for services	—	—	—	—	11	—	11
At-the-market sales of stock, net	33	—	—	—	728	—	728
Exercise of warrants	18	—	—	—	5	—	5
Issuances under equity incentive plan	1	—	—	—	4	—	4
Stock-based compensation	—	—	—	—	720	—	720
Net loss	—	—	—	—	—	(6,702)	(6,702)
Balance as of June 30, 2025	1,842	$2	—	—	$103,296	$(91,455)	$11,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

Modular Medical, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,486)	$(6,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	447	724
Depreciation and amortization	501	410
Shares issued for services	2	2
Other	(1)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(147)	(338)
Lease right-of-use asset	106	98
Accounts payable and accrued expenses	(279)	536
Lease liabilities	(115)	(102)
Net cash used in operating activities	(5,972)	(5,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(688)	(934)
Net cash used in investing activities	(688)	(934)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	—	5
Fees paid for warrant inducement offering, net	(26)	—
Proceeds from at-the-market sales of common stock, net	700	728
Proceeds from registered direct offering, net	2,964	—
Net cash provided by financing activities	3,638	733

Net decrease in cash and cash equivalents	(3,022)	(5,573)

Cash and cash equivalents at beginning of period	6,942	13,095

Cash and cash equivalents at end of period	$3,920	$7,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODULAR MEDICAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Modular Medical, Inc. (the “Company”) is a commercial-stage medical device company focused on the design, development and commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of an innovative two-part patch pump, its initial product, the Company seeks to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care requiring considerable motivation that presently available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, the Company seeks to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets. In January 2024, the Company submitted a 510(k) premarket notification to the United States Food and Drug Administration (the “FDA”) for its initial product, the MODD1, and, in September 2024, the Company received FDA clearance to market and sell the MODD1 pump in the United States. In August 2025, the Company announced the first human use of the MODD1 pump delivering insulin to a human patient. In addition, in August 2025, the Company announced its next-generation patch pump, branded as Pivot. The Company submitted a 510(k) premarket notification to the FDA for its Pivot product in November 2025, and the Company received regulatory approval in April 2026. In June 2026, the Company announced commercial availability of its Pivot product and commenced initial shipments in the United States. The Company is actively working to i) expand commercial activities for its Pivot product across metropolitan markets, ii) obtain regulatory clearance to market and sell its Pivot product in foreign jurisdictions, iii) improve the manufacturability and usability of its Pivot product and iv) develop new pump products.

Liquidity and Going Concern

The Company does not currently have revenues to generate cash flows to cover operating expenses. Since its inception, the Company has incurred operating losses and negative cash flows in each year due to costs incurred in connection with its operations. The Company expects to continue to incur operating losses for the foreseeable future and incur cash outflows from operations as it continues to invest in the development and commercialization of its products. The Company expects that its operating expenses will continue to increase, and, as a result, it will eventually need to generate significant revenue to achieve profitability. When considered with its current operating plan, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the consolidated financial statements as of and for the year ended March 31, 2026, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise additional capital, through the sale of additional equity or debt securities, to support its future operations. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its pump products, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product offering. If the Company is unable to secure additional capital, it may be required to curtail its product commercialization and research and development initiatives and take additional measures to reduce costs in order to conserve its cash. As disclosed in Notes 4 and 10, the Company completed a registered direct offering in April 2026, and, in June 2026, commenced sales under an at the market offering program.

Basis of Presentation

The Company’s fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the condensed consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2027 refers to the fiscal year ending March 31, 2027). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quasuras, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of March 31, 2026 has been derived from the audited consolidated financial statements at that date. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with these rules and regulations of the SEC. The information in this report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its most recent annual report on Form 10-K filed with the SEC.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending March 31, 2027 or for any other future period.

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

As a result of the reverse stock split, which was effective for trading purposes on March 31, 2026, every 30 shares of the Company’s pre-reverse split outstanding common stock and exchangeable shares were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of holders of common stock were not affected by the reverse stock split. Any fractional shares of common stock resulting from the reverse stock split were rounded up to the nearest whole share. All stock options and restricted stock units outstanding and common stock reserved for issuance under the Company’s equity incentive plan and warrants outstanding immediately prior to the reverse stock split were adjusted by dividing the number of affected shares of common stock by 30 and, as applicable, multiplying the exercise price by 30, as a result of the reverse stock split. All share and per-share amounts in these condensed consolidated financial statements have been restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

Capitalized pre-launch inventory, if any, is measured in accordance with Accounting Standards Codification (“ASC”) No. 330, Inventory, at the lower of cost or net realizable value and is assessed each reporting period for impairment, including risks associated with delays in regulatory approval or changes in expected demand, with any write-downs recognized in earnings.

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

Stock-Based Compensation

The Company periodically issues stock options, restricted stock units and stock awards to employees and non-employees. The Company accounts for such awards based on ASC Topic 718, whereby the value of the award is measured on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period, usually the vesting period. With respect to performance-based awards, the Company assesses the probability of achieving the requisite performance criteria before recognizing compensation expense. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing (“Black Scholes”) model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes model. The assumptions used in the Black-Scholes model could materially affect compensation expense recorded in future periods. The expected option term is computed using the “simplified” method as permitted under the provisions of ASC Topic 718. The Company uses the simplified method to calculate expected term of share options and similar instruments, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

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

For the three months ended June 30, 2026 and 2025, the following table sets forth securities outstanding which were excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive (in thousands).

	Three Months Ended June 30,
	2026	2025
Options to purchase common stock	426	240
Unvested restricted stock units	—	3
Common stock purchase warrants	3,029	601
Total	3,455	844

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended June 30, 2026 and 2025, the Company’s comprehensive loss was the same as its net loss.

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

NOTE 2 – CONSOLIDATED BALANCE SHEET DETAIL

	June 30, 2026	March 31, 2026
	(in thousands)
Prepaid and other current assets
Prepaid expenses	$686	$583
Other receivables	239	17
Total	$925	$600

	June 30, 2026	March 31, 2026
	(in thousands)
Property and equipment, net
Machinery and equipment	$9,726	$8,499
Computer equipment and software	79	55
Construction-in-process	936	1,462
Leasehold improvements	33	33
Office equipment	45	45
	10,819	10,094
Less: accumulated depreciation and amortization	(3,729)	(3,228)
Total	$7,090	$6,866

	June 30, 2026	March 31, 2026
	(in thousands)
Accrued expenses
Accrued wages and employee benefits	$594	$413
Other	13	75
Total	$607	$488

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

Future minimum payments under the facility operating lease, as of June 30, 2026, are listed in the table below (in thousands).

Annual Fiscal Year
2027	283
Total future lease payments	$283
Less: Imputed interest	(5)
Present value of lease liability	$278

Cash paid for amounts included in the measurement of lease liabilities was approximately $122,000 and $117,000 for the three months ended June 30, 2026 and 2025, respectively. Rent expense was approximately $112,000 for each of the three-month periods ended June 30, 2026 and 2025.

NOTE 4 – STOCKHOLDERS’ EQUITY

ATM Offering Programs

Leerink ATM Agreement

In November 2023, the Company entered into a Sales Agreement (the “Leerink ATM Agreement”) with Leerink Partners LLC (“Leerink”) under which the Company offered and sold, from time to time at its sole discretion, shares of its common stock, through an “at the market offering” program under which Leerink acted as sales agent or principal. On April 17, 2026, the Leerink ATM Agreement was terminated.

Maxim ATM Agreement

On April 23, 2026, the Company entered into a Sales Agreement (the “2026 ATM Agreement”) with Maxim Group LLC (“Maxim”) under which the Company may offer and sell, from time to time at its sole discretion, up to $100,000,000 of shares of its common stock through an “at the market offering” program under which Maxim will act as sales agent or principal. The 2026 ATM Agreement provides that Maxim will be entitled to compensation for its services equal to 3.0% of the gross proceeds from sales of any shares of common stock under the 2026 ATM Agreement. The Company has no obligation to sell any shares under the 2026 ATM Agreement and may, at any time, suspend solicitation and offers under the 2026 ATM Agreement.

April 2026 Registered Direct Offering

On April 19, 2026, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Maxim, relating to a registered direct offering (the “April Offering”) of 750,000 shares of the Company’s common stock, referred to as the “Shares.” The April Offering closed on April 21, 2026, and the gross proceeds to the Company from the April Offering were approximately $3.375 million, before deducting the placement agent fee and other offering expenses. Pursuant to the Placement Agency Agreement, the Company paid Maxim a cash fee equal to 7% of the gross proceeds received from the April Offering and reimbursed Maxim $75,000 for its expenses incurred in connection with the April Offering.

Warrants

As of June 30, 2026 and March 31, 2026, the Company had the following warrants outstanding (share amounts in thousands):

Type	Number of Shares	Exercise Price	Expiration
Common stock	2,270	$5.29	March 2031
Common stock	108	25.20	September 2030
Common stock	33	13.86	December 2030
Common stock	233	13.50	December 2030
Common stock	13	56.25	November 2029
Common stock	64	33.60	March 2029
Common stock	29	42.00	March 2029
Common stock	200	0.03	—
Common stock	16	39.60	May 2027
Common stock	56	36.60	May 2028
Common stock	133	198.00	February 2027
Common stock	48	198.00	November 2027
Common stock	26	$180.00	January 2027 - February 2027
Total	3,229

Other

During the three months ended June 30, 2026, the Company issued 2,000 shares of common stock with a fair value of approximately $6,900 to a service provider.

NOTE 5 – STOCK-BASED COMPENSATION

Amended 2017 Equity Incentive Plan

In October 2017, the Company’s board of directors (the “Board”) approved the Amended and Restated 2017 Equity Incentive Plan, as amended (the “Plan”) with 33,334 shares of common stock reserved for issuance. In January 2020 and August 2021, the Board approved increases in the number of shares reserved for issuance under the Plan by 11,112 and 44,444 shares, respectively. In January 2023, February 2024, February 2025 and January 2026, the Company’s stockholders approved increases in the number of shares reserved for issuance under the Plan by an additional 66,667, 100,000, 100,000 and 100,000 shares, respectively. Under the Plan, eligible employees, directors and consultants may be granted a broad range of awards, including stock options, stock appreciation rights, restricted stock, performance-based awards and restricted stock units (“RSUs”). The Plan is administered by the Board, or, in the alternative, a committee designated by the Board.

Stock-Based Compensation Expense

Stock options granted by the Company generally vest over 36 months and have a 10-year term. As of June 30, 2026, the unamortized compensation cost related to stock options was approximately $990,185 and is expected to be recognized as expense over a weighted-average period of approximately 0.44 years.

The weighted-average grant date fair value of options granted was $2.90 and $22.50 per share for the three months ended June 30, 2026 and 2025, respectively. The following assumptions were used in the fair-value method calculations:

Three Months Ended June 30,
	2026	2025
Risk-free interest rates	4.19% - 4.23%	3.79% - 4.14%
Volatility	108% - 109%	105% - 107%
Expected life (years)	5.0 - 5.7	5.0 - 5.7

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

The following table summarizes the activity in the shares available for grant under the Plan during the three months ended June 30, 2026 (in thousands, except exercise price):

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number of	Exercise
	for Grant	Shares	Prices ($)
Balance at March 31, 2026	117	326	51.97
Share awards	—	—	4.88
Options granted	(118)	118	3.53
Options cancelled and returned to the Plan	18	(18)	54.76
Balance at June 30, 2026	17	426	38.42

There were no stock options exercised during the three months ended June 30, 2026 and 2025. During the three months ended June 30, 2026 and 2025, the Company awarded 218 and 214 shares, respectively, to its non-employee directors under the Company’s outside director compensation plan. For the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense for these share awards of approximately $1,000 and $4,000, respectively.

A summary of restricted stock unit (RSU) activity under the Plan is presented below.

		Weighted Average
	Number of Shares	Grant-Date Fair Value ($)
Balance at March 31, 2026	695	0.91
Vested	(695)	0.91
Non-vested shares at June 30, 2026	—

The following table summarizes the range of outstanding and exercisable options as of June 30, 2026 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)	Aggregate Intrinsic value
$3.46 - $64.80	381	8.92	17.62	140	36.19	$—
$118.50 - $225.30	30	4.89	160.76	30	160.76	—
$258.30 - $531.00	15	4.98	317.60	15	317.60	—
$3.46 - $531.00	426	8.50	38.42	185	79.65	$—

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

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. All tax returns for fiscal 2018 to fiscal 2026 may be subject to examination by the U.S. federal and state tax authorities. As of June 30, 2026, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the counterparties from any losses incurred relating to breach of representations and warranties, failure to perform certain covenants, or claims and losses arising from certain events as outlined within the particular contract, which may include, for example, losses arising from litigation or claims relating to past performance. Such indemnification clauses may not be subject to maximum loss clauses. The Company has also entered into indemnification agreements with its officers and directors. No amounts were reflected in the Company’s consolidated financial statements for the three months ended June 30, 2026 and 2025 related to these indemnifications. The Company has not estimated the maximum potential amount of indemnification liability under these agreements due to the limited history of prior claims and the unique facts and circumstances applicable to each particular agreement. To date, the Company has not made any payments related to these indemnification agreements.

Purchase Obligations

The Company’s primary purchase obligations include purchase orders for machinery and equipment. At June 30, 2026, the Company had outstanding purchase orders for machinery and equipment and related expenditures of approximately $0.8 million. At June 30, 2026, the Company had outstanding purchase orders for supplies and inventory components of approximately $0.2 million.

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

	June 30,
	2026	2025
	(in thousands)
Research and development	$1,010	$1,490
Compensation	2,706	2,916
Stock-based compensation	447	724
Other operating expenses	2,375	1,674
Other income, net	(52)	(102)
Net loss	$6,486	$6,702

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

The following table lists significant vendors that represented more than 10% of the Company’s total accounts payable balance at each respective balance sheet date:

	June 30, 2026	March 31, 2026

Vendor A	17%	14%
Vendor B	12%	15%

NOTE 9 – RELATED PARTY TRANSACTIONS

A family member of one of the Company’s executive officers was an employee of the Company until March 2026, and, in April 2026, the family member converted to a consultant. During the three months ended June 30, 2026 and 2025, the Company paid the family member compensation of approximately $1,100 and $52,700, respectively, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of any stock options granted during each period.

A second family member of one of the Company’s executive officers is an employee of the Company. During the three months ended June 30, 2026 and 2025, the Company paid the family member compensation of approximately $18,900 and $18,600, respectively, which includes the aggregate grant date fair values, as determined pursuant to FASB ASC Topic 718, of any stock options granted during each period.

Royalty Agreement

In July 2017, the Company entered into a royalty agreement with its founder, who currently serves as an executive officer of the Company (the “Founder”). Pursuant to the agreement, the Founder assigned and transferred all of his rights in the intellectual property of Quasuras, Inc. in return for future royalty payments on the Company’s product. The Company is obligated to make royalty payments under the agreement to the Founder on any sales of the royalty product sold or otherwise commercialized by the Company equal to (a) $0.75 on each sale of a royalty product or (b) 5% of the gross sale price of the royalty product, whichever is less. The royalty payments will cease, and the agreement will terminate, at such time as the total sum of royalty payments actually paid to the Founder, pursuant to the agreement, reaches $10,000,000. The Company has the option to terminate the agreement at any time upon payment, to the Founder, of the difference between total royalty payments actually made to him to date and the sum of $10,000,000. All payments of the royalties, if due, for the preceding quarter, will be made by the Company to the Founder within 30 days after the end of each calendar quarter.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2026, the Company issued 2,530,250 shares of common stock for net proceeds of $5,113,542 under the 2026 ATM Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (this Report). This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and capital raising efforts, and other aspects of our business identified in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2026 and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2026. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors including, without limitation, inflationary risks, including the risk of increasing costs for certain of the Company’s components and related issues that may arise therefrom. Many of those factors are outside of our control and could cause actual results to differ materially from those expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Report, refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2027 refers to the fiscal year ending March 31, 2027). Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer to Modular Medical, Inc. and its consolidated subsidiary.

Company Overview

We are a commercial-stage medical device company focused on the design, development and commercialization of innovative insulin pumps using modernized technology to increase pump adoption in the diabetes marketplace. Through the creation of a novel two part patch pump, we seek to fundamentally alter the trade-offs between cost and complexity and access to the higher standards of care that presently-available insulin pumps provide. By simplifying and streamlining the user experience from introduction, prescription, reimbursement, training and day-to-day use, we seek to expand the wearable insulin delivery device market beyond the highly motivated “super users” and expand the category into the mass market. The product seeks to serve both the type 1 and the rapidly growing, especially in terms of device adoption, type 2 diabetes markets. In January 2024, we submitted a 510(k) premarket notification to the United States Food and Drug Administration (the “FDA”) for our initial product, our MODD1, and, in September 2024, we received FDA clearance to market and sell our MODD1 pump in the United States. In August 2025, we announced the first human use of our MODD1 pump delivering insulin to a human patient. In addition, in August 2025, we announced our next-generation patch pump, branded as Pivot. We submitted a 510(k) premarket notification to the FDA for our Pivot product on November 13, 2025, and we received regulatory approval on April 9, 2026. In June 2026, we announced commercial availability of our Pivot product and commenced initial shipments. We are actively working to i) expand commercial activities for our Pivot product across certain metropolitan markets, ii) obtain regulatory clearance to market and sell our Pivot product in foreign jurisdictions, iii) improve the manufacturability and usability of our Pivot product and iv) develop new pump products.

In April 2026, we completed a registered direct offering (the “April 2026 Offering”) of 750,000 shares of our common stock. The gross proceeds to us from the April 2026 Offering were approximately $3.375 million, before deducting offering expenses.

Historically, we have financed our operations principally through private placements and public offerings of our common stock and warrants and sales of convertible promissory notes. Based on our current operating plan, there is substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 1 of this Report are issued. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities, to support our future operations. If we are unable to secure additional capital, we will be required to curtail our research and development initiatives and take additional measures to reduce costs. We do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to operating expenses and capital expenditures incurred to conduct our operations. For the three months ended June 30, 2026 and year ended March 31, 2026, we incurred net losses of approximately $6.5 million and $28.2 million, respectively, and we had an accumulated deficit of approximately $119.4 million as of June 30, 2026. These and prior year losses have resulted in significant negative cash flows and have necessitated that we raise substantial amounts of additional capital during this period. This raises substantial doubt about our ability to continue as a going concern, which was also expressed by our independent registered public accounting firm in its report on our consolidated financial statements for fiscal 2026. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we make these estimates based on our historical experience and on assumptions that we consider reasonable under the circumstances. Actual results may differ from these estimates and reported results could differ under different assumptions or conditions. Our significant accounting policies and estimates are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal 2026. As of June 30, 2026, there have been no material changes to our significant accounting policies and estimates.

Results of Operations

Research and Development

	Three months ended June 30,		Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
Research and development	$4,371	$5,134	$(763)	(14.9)%

Our research and development, or R&D, expenses include personnel, consulting, testing, materials and supplies, depreciation and amortization and other non-capitalizable operational costs associated with the production of our insulin pump product. We expense R&D costs as they are incurred.

R&D expenses decreased for the three months ended June 30, 2026 compared with the same period of 2025, primarily due to decreases in personnel costs of approximately $0.3 million, stock-based compensation expenses of approximately $0.2 million, consulting costs of approximately $0.2 million, and material costs of approximately $0.2 million, as partially offset by an increase in depreciation expense of approximately $0.1 million.

Our full-time R&D employee headcount decreased to 42 at June 30, 2026 from 54 at June 30, 2025, primarily as a result of a reduction of force effected in March 2026. R&D expenses included stock-based compensation expenses of approximately $0.4 million and $0.6 million for the three-month periods ended June 30, 2026 and June 30, 2025, respectively. We expect research and development expenses to remain consistent for the remainder of fiscal 2027.

Selling, General and Administrative

	Three months ended June 30,		Change
	2026	2025	2025 to 2026
	(dollar amounts in thousands)
Selling, general and administrative	$2,167	$1,670	$497	29.8%

Selling, general and administrative, or SG&A, expenses consist primarily of personnel and related overhead costs for sales, marketing, finance, human resources, legal, and general management.

SG&A expenses increased for the three months ended June 30, 2026 compared with the same period of 2025, primarily as a result of increases in sales and marketing expenses of approximately $0.3 million, professional services and investor relations fees of approximately $0.3 million and personnel costs of approximately $0.1 million, as partially offset by decreases in stock-based compensation expenses of approximately $0.1 million and other miscellaneous decreases of approximately $0.1 million.

Our full-time SG&A employee headcount decreased to 9 at June 30, 2026 from 12 at June 30, 2025. SG&A expenses included stock-based compensation expenses of approximately $0.1 million for each of the three-month periods ended June 30, 2026 and June 30, 2025, respectively. We expect SG&A expenses to increase in fiscal 2027 as compared with fiscal 2026, as we continue to expand our sales and marketing organization and increase our general and administrative headcount to support the commercialization of our pump product during fiscal 2027.

Liquidity and Capital Resources; Changes in Financial Condition

We do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses and negative cash flows in each year due to costs incurred in connection with our operations. For the three months ended June 30, 2026 and year ended March 31, 2026, we incurred net losses of approximately $6.5 million and $28.2 million, respectively. At June 30, 2026, we had a cash balance of $3.9 million and an accumulated deficit of approximately $119 million. When considered with our current operating plan, these conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in Item 1 of this Report are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our operating needs include the planned costs to operate our business, including amounts required to fund continued research and development activities, working capital and capital expenditures. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations. In April 2026, we completed a registered direct offering of our common stock for net proceeds of approximately $3.0 million. In addition, in June 2026, we received proceeds of approximately $0.7 million from sales under our at-the-market offering program. Subsequent to June 30, 2026, we received proceeds of approximately $5.1 million from sales under our at-the-market offering program. Our future capital requirements and the adequacy of our available funds will depend on many factors, including, without limitation, our ability to successfully commercialize our product, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product offerings. If we are unable to secure additional capital timely, we may be required to curtail R&D initiatives, further reduce headcount and take additional measures to reduce costs in order to conserve our cash.

For the three months ended June 30, 2026, we used approximately $6.0 million of cash in operating activities, which primarily resulted from our net loss of approximately $6.5 million and net changes in operating assets and liabilities of approximately $0.4 million, as adjusted for stock-based compensation expenses of approximately $0.4 million, depreciation and amortization expenses of approximately $0.5 million and other immaterial adjustments. For the three months ended June 30, 2025, we used approximately $5.4 million of cash in operating activities, which primarily resulted from our net loss of approximately $6.7 million as adjusted for net changes in operating assets and liabilities of approximately $0.2 million, stock-based compensation expenses of approximately $0.7 million and depreciation and amortization expenses of approximately $0.4 million and other immaterial adjustments.

For the three months ended June 30, 2026 and 2025, cash used in investing activities of approximately $0.7 million and $0.9 million, respectively, was for the purchase of property and equipment.

Cash provided by financing activities of approximately $3.6 million for the three months ended June 30, 2026 was primarily attributable to approximately $3.0 million of net proceeds from a registered direct offering of our common stock and $0.7 million of sales of common stock under our at-the-market offering program, as partially offset by immaterial payments. Cash provided by financing activities of $0.7 million for the three months ended June 30, 2025 was attributable to proceeds from the sale of common stock under our at-the-market offering program.

Purchase Obligations

Our primary purchase obligations include purchase orders for machinery and equipment. At June 30, 2026, we had outstanding purchase orders for machinery and equipment and related expenditures of approximately $0.8 million. At June 30, 2026, we had outstanding purchase orders for supplies and inventory components of approximately $0.2 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. Other than as set forth below, there have been no material changes to the risk factors set forth under Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2026, which we filed with the SEC on June 29, 2026.

We might not be able to continue as a going concern.

Our condensed consolidated financial statements as of June 30, 2026 have been prepared under the assumption that we will continue as a going concern twelve months from the date of issuance of this Report. At June 30, 2026, we had cash and cash equivalents of $3.9 million and an accumulated deficit of approximately $119.4 million. From a financing perspective, in April 2026, we completed a registered direct offering of our common stock for net proceeds of approximately $3.0 million. In addition, in June 2026, we received net proceeds of approximately $0.7 million from sales under our at-the-market offering program. Subsequent to June 30, 2026, we received net proceeds of approximately $5.1 million from sales under our at-the-market offering program. Even with these proceeds, we do not believe that our cash and cash equivalents will be sufficient to fund our operations for the period of 12 months from the date of issuance of this report, and we would need to raise additional capital. As a result of our expected operating losses and cash burn for the foreseeable future and recurring losses from operations, if we are unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us. If we are unable to generate sustainable operating profit and sufficient cash flows, then our future success will depend on our ability to raise capital. We intend to seek additional financing and evaluate financing alternatives in order to meet our cash requirements for the foreseeable future. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current product development programs, cut operating costs, forego future development and other opportunities or even terminate our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Except as disclosed below, during the period covered by this Report, we have not sold any equity securities that were not registered under the Securities Act that were not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

On May 14, 2026, we issued 2,000 shares of common stock to a service provider as compensation. The shares were issued in reliance on an exemption from registration provided by Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act because the issuance did not involve a public offering, the service provider took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the service provider is a sophisticated investor.

On June 30, 2026, we issued 695 shares to one of our non-employee directors upon vesting of a restricted stock unit award granted under our Amended and Restated 2017 Equity Incentive Plan.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, or a sinking or purchase fund installment, or any other material default, with respect to any indebtedness of ours.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	Placement Agency Agreement, dated April 19, 2026, between the Company and Maxim Group LLC	8-K	1.1	04/21/2026
3.1	Third Amended and Restated Articles of Incorporation of Modular Medical, Inc., as filed with the Secretary of State of Nevada on June 27, 2017	8-K	3.1	06/29/2017
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on November 24, 2021	8-K	3.1	12/01/2021
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on February 15, 2024	8-K	3.1	02/15/2024
3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on January 23, 2026	8-K	3.1	01/23/2026
3.5	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modular Medical, Inc., filed with the Secretary of State of the State of Nevada on March 30, 2026	8-K	3.1	03/31/2026
3.6	Amended Bylaws of Modular Medical, Inc.	10-SB	3.2	03/08/2002
10.1	Sales Agreement dated April 23, 2026, between the Company and Maxim Group LLC	S-3	10.1	04/23/2026
10.2	Form of Notice of Grant of Stock Option Award and Agreement pursuant to the Modular Medical, Inc. Amended and Restated 2017 Equity Incentive Plan	8-K	10.1	05/20/2026
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following financial information from Modular Medical, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2026, filed with the SEC on August 14, 2026, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2026 and March 31, 2026, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended June 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODULAR MEDICAL, INC.

Date: August 14, 2026	By:	/s/ James E. Besser
James E. Besser
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Paul DiPerna
Paul DiPerna
Chairman, President, Chief Financial Officer and Treasurer
(Principal Financial Officer)